Form 10-Q
period 1996-06-30
FIDELITY BANCORP INC /DE/
filed 1996-07-18
CIK 912219

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                        Commission file number 0-22826


                              Fidelity Bancorp, Inc.
                  (Exact name of registrant as specified in its charter)

                 Delaware                               36-3915246
         (State of Incorporation)          (I.R.S. Employer Identification No.)

                    5545 W. Belmont, Chicago, Illinois,  60641
                     (Address of principal executive offices)

                                   (312) 736-4414
                (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO


     The number of shares outstanding of each of the issuer's classes of common stock, was 2,930,608 shares of common stock, par value $.01, outstanding as of July 15, 1996.


- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of June 30, 1996 (unaudited) and September 30, 1995         1

          Consolidated Statements of Earnings for the months ended
          June 30, 1996 and 1995 (unaudited)                             2

          Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended June 30, 1996 and 1995 (unaudited)   3

          Consolidated Statements of Cash Flows for the nine months
          Ended June 30, 1996 and 1995 (unaudited)                       4

          Notes to Unaudited Consolidated Financial Statements           5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             12
Item 2.   Changes in Securities                                         12
Item 3.   Defaults upon Senior Securities                               12
Item 4.   Submission of Matters to a Vote of Security Holders           12
Item 5.   Other Information                                             12
Item 6.   Exhibits and Reports on Form 8-K                              12-13
          SIGNATURE PAGE                                                14

FIDELITY BANCORP, INC.
Consolidated Statements of Financial Condition
(Dollars in thousands)


Assets                                                           June 30,     September 30,
                                                                  1996           1995
                                                              (unaudited)
                                                                --------     ------------
Cash and due from banks                                       $    2,570          2,649
Interest-bearing deposits                                          1,894          1,266
Federal funds sold                                                   200            200
Investment in mutual funds, at fair value                          3,143            227
FHLB of Chicago stock                                              5,610          3,000
Mortgage-backed securities held to maturity, at
   amortized cost (approximate market value of
   $23,149 at June 30, 1996 and $26,769 at
   September 30, 1995)                                            23,107         26,484
Investment securities available for sale, at fair value           79,101         84,579
Loans receivable, net of allowance for loan losses of
  $488 at June 30, 1996 and $403 at September 30, 1995           332,928        266,735
Accrued interest receivable                                        2,908          2,910
Real estate in foreclosure                                           112              -
Premises and equipment                                             3,795          3,988
Deposit base intangible                                              171            219
Other assets                                                       1,357          1,407
                                                                --------       --------
                                                               $ 456,896        393,664
                                                                ========       ========

Liabilities and Stockholders' Equity

Liabilities
Deposits                                                         285,940        275,993
Borrowed funds                                                   112,050         54,032
Advance payments by borrowers for taxes and insurance              4,186          4,908
Other liabilities                                                  4,919          4,939
                                                                --------       --------
  Total liabilities                                              407,095        339,872

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares;
   none outstanding                                                   -                -
Common stock, $.01 par value; authorized 8,000,000 shares;
   issued 3,782,350 shares and outstanding 2,930,608 and
   3,278,894 shares at June 30, 1996 and September 30, 1995,
   respectively                                                       38             38
Additional paid-in capital                                        36,962         36,795
Retained earnings, substantially restricted                       28,236         26,449
Treasury stock, at cost (851,742 and 503,456 shares at
  June 30, 1996 and September 30, 1995, respectively)            (11,523)        (5,978)
Common stock acquired by Employee Stock Ownership Plan            (2,078)        (2,494)
Common stock acquired by Bank Recognition and Retention Plans       (772)          (963)
Unrealized loss on investment securities available for sale,
  less applicable taxes                                           (1,062)           (55)
                                                                --------       --------
  Total stockholders' equity                                      49,801         53,792
                                                                --------       --------
                                                               $ 456,896        393,664
                                                                ========       ========

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings
(Dollars in thousands)

                                                           Three Months ended     Nine Months ended
                                                                June 30,              June 30,
                                                             1996        1995      1996        1995
                                                                          (unaudited)
                                                           --------------------   -----------------
Interest Income:
  Loans receivable                                          $ 6,076      4,926     17,259    14,147
  Investment securities                                       1,519        999      4,262     2,811
  Mortgage-backed securities                                    415        609      1,310     1,829
  Interest earning deposits                                      13         15         53        44
  Federal funds sold                                              3          3         36        21
  Investment in mutual funds                                     27          4         33       216
                                                             ------     ------     ------    ------
                                                              8,053      6,556     22,953    19,068
Interest Expense:
  Deposits                                                    3,471      2,995     10,465     7,715
  Borrowed funds                                              1 178        618      2,609     1,975
                                                             ------     ------     ------    ------
                                                              4,649      3,613     13,074     9,690

Net interest income before provision for loan losses          3,404      2,943      9,879     9,378
  Provision for loan losses                                      10         90         90       192
                                                             ------     ------     ------    ------
Net interest income after provision for loan losses           3,394      2,853      9,789     9,186

Non-Interest Income:
  Gain on sale of investment securities available for sale        -        271          -       274
  Fees and commissions                                           87         87        283       295
  Insurance and annuity commissions                             105        164        401       417
  Other                                                          18         10         39        27
                                                             ------     ------     ------    ------
                                                                210        532        723     1,013

Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits                            1,215      1,178      3,634     3,385
    Office occupancy and equipment                              302        265        897       902
    Data processing                                             110         98        336       303
    Advertising and promotions                                   94        139        333       392
    Federal deposit insurance premiums                          170        140        499       424
    Other                                                       342        285        932       827
                                                              ------     ------     ------    -----
  Total general and administrative expenses                   2,233      2,105      6,631     6,233
    Amortization of intangible                                   16         17         48        54
    Recapture of credit enhancement losses                      (10)       (90)       (10)      (90)
                                                             ------     ------     ------    ------
                                                              2,239      2,032      6,669     6,197
                                                             ------     ------     ------    ------
Income before income taxes                                    1,365      1,353      3,843     4,002
Income tax expense                                              530        542      1,492     1,600
                                                             ------     ------     ------    ------
Net income                                                  $   835        811      2,351     2,402
                                                             ======     ======     ======    ======

Earnings per share - primary                                $  0.28      0 .25       0.78      0.73
Earnings per share - fully diluted                             0.28      0 .25       0.77      0.72
                                                             ======     ======     ======    ======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

Nine months ended June 30, 1996 and 1995

                                                                                   Unrealized
                                                                                    Loss on
                                                                 Common   Common   Investment
                                 Additional                      Stock    Stock    Securities
                         Common   Paid-In   Retained Treasury  Acquired  Acquired   Available
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's   For Sale   Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1994       $38    36,642     23,780   (2,045)  (2,909)  (1,219)     (810)     $53,477
Net income                   -         -      2,402        -        -        -         -        2,402
Purchase of treasury stock
  (202,161 shares)           -         -          -   (2,319)       -        -         -       (2,319)
Cash dividends ($.08 per
  share)                     -         -       (280)       -        -        -         -         (280)
Amortization of award of
  BRRP's stock               -         -          -        -        -      193         -          193
Cost of ESOP shares released -         -          -        -      415        -         -          415
Market adjustment for
  committed ESOP shares      -        86          -        -        -        -         -           86
Change in unrealized loss
  on investment securities
  available for sale         -         -          -        -        -        -       734          734
                           ---    ------    -------   -------   ------   ------     ----      -------
Balance at June 30, 1995  $ 38    36,728     25,902   (4,364)  (2,494)  (1,026)      (76)     $54,708
                           ===    ======    =======   ======   ======   =======     ====      =======

Balance at
  September 30, 1995        38    36,795     26,449   (5,978)  (2,494)    (963)      (55)      53,792
Net income                   -         -      2,351        -        -        -         -        2,351
Purchase of treasury stock
 (350,466 shares)            -         -          -   (5,573)       -        -         -       (5,573)
Cash dividends ($.16 per
  share)                     -         -       (564)       -        -        -         -         (564)
Amortization of award of
  BRRP's stock               -         -          -        -        -      191         -          191
Cost of ESOP shares released -         -          -        -      416        -         -          416
Exercise of stock options
  and reissuance of
  treasury shares
  (2,200 shares)             -        (6)         -       28        -        -         -           22
Tax benefit related to
  stock options exercised    -         2          -        -        -        -         -            2
Market adjustment for
  committed ESOP shares      -       171          -        -        -        -         -          171
Change in unrealized loss
  on investment securities
  available for sale         -         -          -        -        -        -     (1,007)     (1,007)
                           ---    ------    -------   -------   ------    -----   -------     -------
Balance at June 30, 1996   $38    36,962     28,236   (11,523) (2,078)    (772)    (1,062)    $49,801
                           ===    ======    =======   =======   ======    =====    =======    =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Nine months ended June 30,                                                         1996       1995
                                                                                    (unaudited)
                                                                                  ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 2,351     2,402
Adjustment to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                       287       261
  Deferred income taxes                                                                2         -
  Provision for loan losses                                                           90       192
  Recapture of credit enhancement losses                                            (10)      (90)
  Net amortization and accretion of premiums and discounts                           211       594
  Amortization of cost of stock benefit plans                                        191       193
  Principal payment on ESOP loan                                                     416       415
  Market adjustment for committed ESOP shares                                        171        86
  Deferred loan fees, net of amortization                                           (862)     (162)
  Amortization of deposit base intangible                                             48        54
  Gain on sale of investment securities available for sale                             -      (274)
  Sale of real estate owned                                                            -       161
  Decrease (increase) in accrued interest receivable                                   2       (89)
  Decrease (increase) in other assets                                                 60       (60)
  Increase (decrease) in other liabilities                                           617       792
                                                                                  ------    ------
Net cash provided by operating activities                                          3,574     4,475

CASH FLOWS FROM INVESTING ACTIVITIES:
  Stock dividends on Federal Home Loan Bank of Chicago stock                           -       (40)
  Proceeds from maturities of investment securities                               63,000    10,686
  Proceeds from redemption of mutual funds                                            40     8,552
  Redemption of Federal Home Loan Bank of Chicago stock                              179         -
  Proceeds from sale of investment securities available for sale                       -    14,627
  Purchase of mutual funds                                                        (2,956)       (9)
  Purchase of Federal Home Loan Bank of Chicago stock                             (2,789)     (429)
  Purchase of investment securities available for sale                           (65,000)  (20,000)
  Purchase of mortgage-backed securities                                               -   (14,450)
  Loans originated for investment                                               (107,216)  (58,556)
  Purchase of loans receivable                                                         -    (3,000)
  Purchase of premises and equipment                                                 (94)   (1,855)
  Principal repayments collected on loans receivable                              41,653    17,950
  Principal repayments collected on investment securities available for sale       5,671     6,843
  Principal repayments collected on mortgage-backed securities                     3,359     2,426
                                                                                  ------    ------
Net cash used in investing activities                                            (64,153)  (37,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                         9,947    31,716
  Proceeds from FHLB advances                                                     58,018     1,550
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                                            (722)    2,577
  Purchase of treasury stock                                                      (5,573)   (2,319)
  Payment of common stock dividends                                                 (564)     (280)
  Proceeds from exercise of stock options                                             22         -
                                                                                  ------    ------
Net cash provided by financing activities                                         61,128    33,244

Net change in cash and cash equivalents                                              549       464
Cash and cash equivalents at beginning of period                                   4,115     3,555
                                                                                  ------    ------
Cash and cash equivalents at end of period                                        $4,664     4,019
                                                                                  ======    ======

Cash paid during the period for:
    Interest                                                                     $10,440     7,746
    Income taxes                                                                   1,076     1,181
Non-cash investing activities - Loans transferred to real estate in foreclosure      112       121
                                                                                  ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

The results of operations and other data for the nine months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 1996.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

(2)    Change in Accounting Principle
On October 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. The Company's non-performing loan policies, which address nonaccrual loans and any other loans where the Company may be unable to collect all amounts due according to the contractual terms of the loan, meet the definition set forth for impaired loans in Statement No. 114. Commercial equipment leases meeting the above criteria are reported as impaired loans for disclosure purposes, see additional discussion regarding non-performing assets in the "Asset Quality" section of the Management's Discussion and Analysis of Financial Condition.

On October 1, 1995, the Company had no impaired loans under the guidelines of Statement No. 114. At June 30, 1996, the recorded investment in loans considered to be impaired under Statement No. 114 was $2.0 million (see Asset Quality - Bennett Leases). The average recorded investment in impaired loans during the five month period of October 1, 1995 through February 29, 1996 was $0. For the most recent four month period, March 1, 1996 through June 30, 1996, the average recorded investment in impaired loans was $2.0 million. The related allowance for impaired loans was $102,000 at June 30, 1996. For the nine month period ended June 30, 1996, the Company's income recognition for these loans was limited to actual cash received, prior to the Bennett bankruptcy filing, which amounted to $88,000. The recognition of and subsequent charges to the allowance for loan losses for impaired loans did not materially impact the financial results of the Company.

(3)    Earnings Per Share
Earnings per share of common stock for the quarter and nine months ended June 30, 1996 have been determined by dividing net income by 2,944,771 and 3,039,841, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Earnings per share information for the three and nine months ended June 30, 1995 were determined by dividing net income by 3,238,234 and 3,299,623, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in the earnings per share calculations. Common stock equivalents are computed using the treasury method.

(4)    Commitments and Contingencies
At June 30, 1996, the Bank had outstanding commitments to originate mortgage loans of $7.4 million, of which all were adjustable rate commitments.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
The Bank's results of operations are dependent on net interest income which is the difference between interest earned on its loan and investment portfolios, and its cost of funds, consisting of interest paid on deposits and borrowed money. The Bank also generates non-interest income such as transactional fees, loan servicing fees, and fees and commissions from the sales of insurance products and securities through its subsidiaries. The Bank's operating expenses primarily consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Liquidity & Capital Resources
Liquidity management for the Bank is both a daily and long-term function of management's strategy. The Company's primary sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While maturing investments and scheduled loan repayments are relatively predictable, deposit flows and loan prepayments are greatly influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The Bank generally manages the pricing of its deposits to be competitive and increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when desirable, to supplement deposits with less expensive alternative sources of funds.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. At June 30, 1996 the Bank's liquidity ratio was 5.14%. The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, and FHLB advances.

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. Cash and cash equivalents totalled $6.5 million at March 31, 1996, an increase of $4.1 million from September 30, 1995. The increase is a combination of increased deposits, advances, short-term investments, and loan amortization payments offset by loan originations and investment purchases.

The Bank's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $3.6 million for the nine months ended June 30, 1996. Net cash used in investing activities were $64.2 million for the nine months ended June 30, 1996. Investment activity for the nine months ended June 30, 1996 consists primarily of disbursements for loan originations offset by principal collected on loans. Investment securities activity was limited to maturities and re-investment of those proceeds. Net cash provided by financing activities amounted to $61.1 million for the nine months ended June 30, 1996. Proceeds from FHLB advances to fund mortgage commitments contributed 78% of the total cash provided by financing activity. Increased deposit activity provided $9.9 million of financing funds. The largest source of cash outflows for the nine month period consists of continued stock repurchase programs.

At June 30, 1996 the Bank had outstanding loan commitments of $7.4 million.
The Bank anticipates that it will have sufficient funds or borrowing capacity available to meet its current commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1996 totalled $103.1 million.
Based on the Bank's experience to date, management projects that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact.

The Bank's Tangible and Leverage Capital ratio at June 30, 1996 was 8.49%.
This exceeded the Tangible Capital requirement of 1.5% of adjusted assets and the Core ("Leverage") Capital requirement of 3% of adjusted assets by $31.3 million and $24.6 million, respectively. The Bank's Risk-based Capital ratio was 18.04% at June 30, 1996 which exceeds the Risk-based Capital requirement of 8% of Risk-weighted assets by $21.3 million.

Changes in Financial Condition
Total assets at June 30, 1996 were $456.9 million, compared to $393.7 million at September 30, 1995. Net loans receivable increased 24.8% to $332.9 million at June 30, 1996. A portion of the increase in loans resulted from the Bank's efforts to diversify its lending program by making loans on income-producing properties. The Bank originated $107.2 million in loans for the nine months ended June 30, 1996, a 83.1% increase over prior year originations of $58.6 million.

Total deposits increased $9.9 million to $285.9 million at June 30, 1996 compared to the balance of $276.0 million at September 30, 1995. Increases in deposits result primarily from an increase of $9.1 million in transaction accounts. During the quarter, a significant number of higher-rate certificates of deposit matured, with more than 75% retained at local market rates. The outflow of the most rate-sensitive deposits and the downward re-pricing of retained deposits will positively impact the bank's net interest margin in the future.

Book value per share on June 30, 1996 was $16.99, compared with $16.41 at September 30, 1995.
Asset Quality
The loan and asset portfolios, exclusive of the commercial equipment leases described below, continue to exhibit very low delinquency statistics. Specifically non-performing mortgages and consumer loans amounted to $631,000 or 0.14% of total assets, compared to $617,000 at September 30, 1995. Total non-performing assets, including commercial leases, were $2.8 million or 0.61% of total assets.

During the period from October 1994 thru January 1995 the bank purchased 454 full-payout commercial equipment leases located in various parts of the country with original aggregate outstanding principal balances of $3.0 million. Since that time normal lease payments have reduced the aggregate outstanding balance to $2.0 million. These leases were all originated by, serviced by, and financially guaranteed by Bennett Funding Group ("Bennett") of Syracuse, New York. On March 29, 1996 it was reported that Bennett was the target of a civil complaint filed by the Securities and Exchange Commission. On that same date Bennett filed a Chapter 11 bankruptcy petition in the Northern District of New York and halted payments on lease agreements.

This disruption of payment flows from our servicer, Bennett, has caused us to classify all the leases as substandard, place them on non-accrual status, categorize them as non-performing and impaired, and provide a loss reserve equal to 5 percent of the aggregate outstanding balance on these leases ($101,600) based on the substandard classification. There can be no assurance that losses will not be incurred in connection with the Bennett leases.

Stock Repurchase
On March 25, 1996, the company received regulatory approval from the OTS to begin its fifth program. The fifth program allowed for the repurchase of up to 5% of the company's outstanding stock, or 154,242 shares of its common stock over the twelve month period ending March 31, 1997. The fifth repurchase program began on April 22, 1996. As of June 4, 1996, the Company completed the
program, purchasing 154,242  shares at an average price of $16.291.    The
company has recently applied to the OTS for permission to begin its sixth stock repurchase. The price, timing of purchases and actual number of shares
repurchased will be dependent on current market conditions.   Such repurchases
are consistent with the Company's commitment to enhancing shareholder value.

Federal Deposit Insurance
The Bank's insurance premium assessment rate for fiscal 1995 was 23 basis points and the premium paid for this period was $564,000. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Bank. Based on the Bank's deposit insurance assessment base as of September 30, 1995, an 85 basis to 90 basis point fee to recapitalize the SAIF would result in a $1.4 to $1.5 million charge on an after-tax basis.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees, which are considered adjustments to yields.

                                     Three Months Ended June 30,               Nine Months Ended
                                    1996                      1995                June 30,1996
                          ------------------------   ----------------------- ----------------------
                                    Inter- Average           Inter- Average          Inter- Average
                          Average    est    Yield    Average   est   Yield  Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   ----------------------- ----------------------
Interest-earning assets:
 Mortgage loans, net     $301,303  5,800    7.70%    231,862  4,620  7.97%   276,963  16,356  7.87%
 Other loans, net (4)      15,029    276    7.35%     14,518    306  8.43%    14,977     903  8.04%
 Mortgage-backed
   securities              23,732    415    6.99%     33,859    609  7.19%    24,955   1,310  7.00%
 Interest-bearing
   deposits                   981     13    5.30%      1,129     15  5.31%     1,309      53  5.40%
 Investment securities,
   mutual funds, federal
   funds sold and FHLB
   stock                   88,793  1,549    6.98%     68,544  1,006  5.87%    84,564   4,331  6.83%
                          -------  -----   -----      ------  -----  -----   -------   -----  -----
Total interest-earning
 assets                   429,838  8,053    7.49%    349,912  6,556  7.49%   402,768  22,953  7.60%
Non-interest earning
 assets                    12,164                     13,149                  12,937
                          -------                    -------                 -------
Total assets             $442,002                    363,061                 415,705
                          =======                    =======                 =======

Interest-bearing liabilities:
Deposits:
 NOW accounts              14,798     79    2.14%     14,112     89  2.52%    15,224     250  2.19%
 Regular savings account   82,805    651    3.14%     86,857    643  2.96%    81,523   1,891  3.09%
 Money market accounts     20,805    213    4.10%      9,721     99  4.07%    19,637     629  4.27%
 Certificate accounts     172,029  2,528    5.88%    147,655  2,164  5.86%   170,198   7,695  6.03%
                          -------   -----   -----     ------    ---  -----   -------   -----  -----
Total deposits            290,437  3,471    4.78%    258,345  2,995  4.64%   286,582  10,465  4.87%

Borrowed funds             85,470  1,178    5.51%     39,009    618  6.34%    61,516   2,609  5.65%
                          -------   -----   -----     ------    ---  -----   -------   -----  -----
Total interest-bearing
 liabilities              375,907  4,649    4.95%    297,354  3,613  4.86%   348,098  13,074  5.01%
Non-interest bearing
 deposits                   5,519                      3,917                   5,668
Other liabilities           8,596                      6,903                   8,844
                          -------                     ------                 -------
Total liabilities         390,022                    308,174                 362,610

Stockholders' equity       51,998                     54,887                  53,095
                          -------                     ------                 -------
Total liabilities and
 stockholders' equity    $442,020                    363,061                 415,705
                          =======                    =======                 =======
Net interest
 income/interest rate
 spread (1)                        3,404    2.55%             2,943  2.63%            9,879  2.59%

Net earning
 assets/net interest
 margin (2)               $53,931           3.17%     52,558         3.36%    54,670         3.27%

Ratio of interest-
 earning assets to
 interest-bearing
 liabilities                 1.14x                      1.18x                  1.16x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and six month periods are annualized for presentation purposes.
(4) The consumer loan receivable portfolio includes $2.0 million of Bennett Funding Group commercial leases for which there has been no interest recorded since February 1996.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

General. Net income for the three months ended June 30, 1996 was $835,000, an increase of $24,000 from the net income of $811,000 for the three months ended June 30, 1995. Prior year earnings for the three month period include income from the sale of mortgage-backed securities available for sale totaling $271,000, an event which was not repeated in 1996.

Interest Income. Interest income increased $1.50 million, or 22.8% to $8.05 million in the 1996 period from $6.56 million for the 1995 period. The increase in interest income is the result of a steady overall average yield earned on a 22.8% larger interest-earning asset base. Loan yield averages remained stable, 7.41% in 1995 compared to 7.68% for the 1996 quarter. Due to greater originations and lower pay-offs, the mortgage loan portfolio increased 29.9% to $301.30 million. The decreased average balance of mortgage-backed securities is a result of a sale in 1995, coupled with continued monthly repayments. The average investment portfolio increased 29.5% or $20.25 million to $88.79 million. The increased investments, earning 111 basis points more than the same quarter a year ago, also contributed to increased interest income.

Interest Expense. Increasing deposit rates combined with 12.4% larger average deposit base caused interest expense on savings to increase by $476,000, or 15.9% for the three months ended June 30, 1996. The deposit growth came largely from promotions done in conjunction with offices opened in late 1995. The cost of borrowed funds increased $560,000 from the previous year's quarter because of increased utilization of FHLB advances. The cost of these advances has decreased 83 basis points, thereby partially mitigating the effect of the increase in actual FHLB advance balances.

Provision for Loan Losses and Credit Enhancement Loss. The Company recorded a $10,000 provision for loan losses in the third quarter as compared to an $90,000 provision for loan losses in the 1995 period. Management believes that the allowance is adequate to provide for potential foreseeable losses given the increased loan volumes. As of June 30, 1996, the cumulative allowance for loan losses was $488,000, or 18.3% of non-performing loans. The ratio of the allowance for loan losses to net loans receivable stands at 0.15%. See discussion regarding non-performing assets in the "Asset Quality" section of the Management's Discussion and Analysis of Financial Condition.

During the quarter the Company also recaptured its remaining $10,000 credit enhancement loss provision on the Century Point credit enhancement. The related bonds were paid in full on May 1, 1996. At that time the Bank was released from all obligations pertaining to the enhancement.

Non-Interest Income. Non-interest income, excluding gain on sale of assets available for sale declined slightly. Insurance and annuity commissions decreased $59,000 due to slower sales activity. During the prior year June quarter the Company recorded a $271,000 non-recurring gain on sale of mortgage-backed securities available for sale.

Non-Interest Expense. Non-interest expense for 1996 and 1995 include a recapture of the credit enhancement losses. During 1995, the Company reduced its provision for loss on the Century Point credit enhancement by $90,000, and during 1996, the balance of $10,000 was recaptured. As the Bank continues to grow its households and branches, the corresponding administrative expenses have also risen, but not in proportion to asset growth. Operating expenses to average assets has declined from 2.24% for the three months ended June 30, 1995 to 2.03% for 1996. Federal deposit insurance premiums have increased $30,000 or 21.4% due to the increase in the Bank's deposit base.

Income Taxes. Income taxes decreased $12,000 for the three months ended June 30, 1996 to $530,000 compared to $542,000 for the prior year due to slight changes in the effective tax rate.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

General. Net income for the nine months ended June 30, 1996 was $2.35 million, a decrease of $51,000 from the net income of $2.40 million for the nine months ended June 30, 1995. The gains on sale of assets available for sale recorded in fiscal 1995 were offset in the current year by a $501,000 increase in net interest income before provision.

Interest Income. Interest income increased $3.89 million, or 20.4%, to $22.95 million in the 1996 period from $19.07 million for the 1995 period. The increase is attributable primarily to increased interest income from loans receivable. Improved market conditions and successful originations account for the $55.3 million increase in average loans receivable. The increased volume, offset by the 13 basis point decrease in weighted average loan yields, accounts for the 22.0% increase in loan receivable interest income. Also contributing to the increase was the $1.45 million increase in income generated from the investment portfolio. The average volume of investments increased $11.90 million, while the yields increased 124 basis point increase over the prior year, contributing to the greater than 50% growth in interest income from investment securities.

Interest Expense. Interest expense increased $2.75 million, or 35.6%, to $10.47 million for the nine months ended June 30, 1996. Increased deposit rates and a $41.17 million increase in the average deposit balance account for the increase in deposit interest cost. Interest expense on borrowed funds reflects the 31 basis point increase in the weighted average rate from June 30, 1996 to June 30, 1995. The current quarter average balance of $51.52 million in borrowed funds increased 39.2% from the one year prior average balance of $44.21 million.

Provision for Loan Losses. The Company recorded an $90,000 provision for loan losses in the first nine months of fiscal 1996, as compared to a $192,000 provision in its comparable period one year ago. The provision for the loan losses reflect management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. See discussion regarding non-performing assets in the "Asset Quality" section of the Management's Discussion and Analysis of Financial Condition.

Non-Interest Income. Non-interest income generated from recurring transactions remained stable in the nine month periods ending June 30, 1996 and 1995. The 1995 gain on sale, primarily related to the sale of mortgage-backed securities, had no counterpart in the current period.
Non-Interest Expense. Salaries and employee benefits, federal deposit insurance premiums, and other general and administrative expenses increased over the prior year due to increased deposit growth, the addition of two branches in 1995, increased loan originations, and the corresponding need to efficiently process the increased volume. Non-interest expense for 1996 totalled $6.67 million, an increase of $472,000 or 7.6%, from $6.20 million for the nine months ended June 30, 1995.

Income Taxes. Income taxes decreased $108,000 for the nine months ended June 30, 1996 to $1.49 million compared to $1.60 million for the prior year due to decreased income.

                              Part II - Other Information


Item 1.    Legal Proceedings
           The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time with the exception of the collection efforts underway with respect to the Bennett leases described under ASSET QUALITY in PART I.

Item 2.    Changes in Securities
           Not applicable.

Item 3.    Defaults Upon Senior Securities
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K
            (a)  Exhibits
                   3.1 Restated Certificate of Incorporation of Fidelity Bancorp Inc. *
                   3.2  Bylaws of Fidelity Bancorp Inc. *
                   4.0  Stock Certificate of Fidelity Bancorp Inc. *
                  27.0  Financial Data Schedule
            (b)  Reports on Form 8-K
                 None.

_______________________________

   * Incorporated herein by reference from the exhibits to Form S-1 Registration Statement as amended, originally filed on October 28, 1993, Registration Statement number 33-68670.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Fidelity Bancorp, Inc.



Dated:      July 18, 1996                /s/  RAYMOND S. STOLARCZYK
                                        -----------------------------
                                        Raymond S. Stolarczyk
                                        Chairman and Chief Executive Officer



Dated:      July 18, 1996               /s/  JAMES R. KINNEY
                                       -----------------------------
                                        James R. Kinney
                                        Sr. V. P. and Chief Financial Officer