Form 10-K
period 1996-09-30
FIDELITY BANCORP INC /DE/
filed 1996-12-11
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-K

                Annual Report Pursuant to Section 13 of the
                      Securities Exchange Act of 1934

                For the fiscal year ended September 30, 1996

                       Commission file number 0-22826


                         FIDELITY BANCORP, INC.
         (Exact name of registrant as specified in its charter)

                 Delaware                             36-3915246
         (State of incorporation)          (I.R.S. Employer Identification No.)

            5455 West Belmont Avenue, Chicago, Illinois   60641
                 (Address of principal executive offices)

                        Telephone (773) 736 - 4414
       Securities registered pursuant to Section 12 (b) of the Act: None
         Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, par value $.01
                               (Title of class)

The registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes    X      No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $41,990,830 and is based upon the last sales price as quoted on Nasdaq Stock Market for November 27, 1996.

The Registrant has 2,784,075 shares of common stock outstanding as of November 27, 1996


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
===============================================================================

ITEM 1.   BUSINESS

GENERAL

On December 3, 1993, Fidelity Bancorp, Inc., a Delaware corporation (the "Company") completed its public offering of its common stock and acquired Fidelity Federal Savings Bank, (the "Bank") as part of the Bank's conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. The Company issued and sold 3,782,350 shares of common stock at $10.00 per share, thereby completing the conversion. As a result of stock repurchase programs, outstanding shares of common stock at September 30, 1996 totalled 2,866,108. The Company's common stock is listed on the Nasdaq National Market and trades under the symbol "FBCI". Currently, the Company does not transact any material business other than through its sole subsidiary, the Bank.

Originally organized in 1906, the Bank conducts its business through its main office and four full-service branch offices, located in Chicago, Franklin Park, and Schaumburg, Illinois. The Bank's results of operations are dependent on net interest income which is the difference between interest earned on its loan and investment portfolios, and its cost of funds, consisting of interest paid on deposits and Federal Home Loan Bank ("FHLB") advances. In addition to traditional mortgage loans, consumer loans, and retail banking products, the Bank generates non-interest income such as transactional fees, and fees and commissions from its full-service securities brokerage services offered through INVEST Financial Corporation ("INVEST") as well as insurance and annuity products. The Bank's operating expenses primarily consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

As a federally chartered savings bank, the Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is a member of the FHLB of Chicago, which is one of the twelve regional banks for federally insured savings institutions comprising the FHLB system. The Bank is regulated by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters.

MARKET AREA AND COMPETITION

The Bank's market area for deposits is concentrated in the neighborhoods surrounding its offices in the northwest Chicago and suburban areas. The Bank's primary market area for lending includes northwest Chicago, western Cook County and adjacent areas in DuPage, Kane and Lake Counties, Illinois, and to a lesser extent McHenry County and the remainder of Cook County, Illinois. Management believes that its offices are located in communities that can generally be characterized as consisting of stable, residential neighborhoods of predominately one- to four-family residences.

The Chicago metropolitan area is a highly competitive market. The Bank's market share of deposits and loan originations in the Chicago metropolitan area amounts to less than one percent. Competition comes from savings institutions and commercial banks, many of which have greater financial resources than the Bank. Additional competitors for loans are mortgage brokerage, mortgage banking and insurance companies and to a lesser extent credit unions.

Competition for deposits includes traditional savings institutions, commercial banks and credit unions, and also includes mutual funds, brokerage firms, insurance companies and corporate deferred compensation and savings plans. Changes in federal and state banking laws have allowed industry consolidation into larger financial entities, some based in other states and foreign countries. Increased competition for loans and deposits may also come from the reduction of barriers to interstate banking.

The Bank serves its community with a wide selection of mortgage and consumer loans and retail deposit and investment services. Management believes the Bank's major appeal to consumers in its market area is its financial and customer service.

REGULATORY ENVIRONMENT

The Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of approved activities in which the Bank can engage. The regulations are designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities wide discretion in connection with their supervisory and enforcement activities. Any change in regulation, whether by the OTS, the FDIC or Congress, could have a material impact on the Bank and its operations. See
Item 7. "Management's Discussion and Analysis - Regulation and Supervision."

ITEM 2.   PROPERTIES

The Bank conducts its business through five full-service offices. All offices have ATM facilities. All offices, except for the Franklin Park branch, have drive through facilities. Management believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. Certain information concerning the offices of the Company and the Bank is set forth below.

                                                                Net Book Value
                                          Original Date         of Property or          Leased
                                             Leased or      Leasehold Improvements        or
             Location                        Acquired        at September 30, 1996      Owned
                                                                (In thousands)
EXECUTIVE AND HOME OFFICE:                 Various dates
  5455 W. Belmont Ave.                     commencing in
  Chicago, IL  60641                           1955               $   515              Owned

BRANCHES:
  Higgins Branch
    6360 W. Higgins Road
    Chicago, IL  60630                         1984                   344              Owned
  Franklin Park Branch
    10227 W. Grand Ave.
    Franklin Park, IL  60131                   1980                    87              Leased
  Schaumburg Branch
    2425 West Schaumburg Rd
    Schaumburg, IL 60194                       1995                 1,072              Leased
  Harlem Avenue Branch
    3940 North Harlem Ave.
    Chicago, IL  60634                         1995                   288              Owned
                                                                  -------
                                                                  $ 2,306
                                                                  =======

ITEM 3.   LEGAL PROCEEDINGS

The Bank is involved in legal proceedings regarding the Bennett Funding Group ("BFG") bankruptcy proceedings, in which the Bank has an investment in commercial leases guaranteed by BFG. See discussion in "CLASSIFIED ASSETS". The Bankruptcy Trustee has filed an adversary complaint against the Bank for claimed violations of the automatic stay provisions of the bankruptcy code with respect to post-petition collection efforts of the Bank. The monies collected by the Bank, aggregating approximately $60,000, have since been remitted to the Trustee's escrow account after obtaining assurances from the court that the funds would be protected pending the outcome of the litigation. The Trustee's claim for $10 million for sanctions and actual damages based on the Bank's post-petition collection activity is also being vigorously contested. The Trustee has also filed an adversary proceeding against 60 banks, including the Bank, asserting various causes of action. The results of these adversary proceeding are not expected to have a material adverse impact on the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter and quoted on the NASDAQ Stock Market under the symbol "FBCI". As of November 27, 1996, there were 2,784,078 shares of common stock outstanding and 643 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or banks.

The table below sets forth the high and low sales prices during each period as reported on Nasdaq Stock Market and does not necessarily reflect retail markups, markdowns, or commissions:

                                       1996                    1995
                                  High        Low         High       Low

First Quarter                    16          14          12 1/4      9 1/4
Second Quarter                   16 1/4      14 1/2      11 3/4      10
Third Quarter                    17          15          13 3/4      11
Fourth Quarter                   17 1/8      15 1/2      15 3/4      13 1/4

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of September 30, 1996, the Company had repurchased 920,442 shares of its common stock since its initial public offering. During fiscal 1994 and 1995, the Company completed its first two 5% stock repurchase programs and began its third. It acquired 505,456 common shares at a cost of $6.0 million or $11.87 per share. During fiscal 1996, the Company completed its third stock repurchase program. It also began and completed its fourth and fifth programs and began its sixth on August 8, 1996. The Company believes such repurchases increase the long-term potential return to stockholders. The price, timing of purchases and actual number of shares repurchased in the future will be based on the impact to stockholder value.

The Board of Directors declared per share dividends aggregating $0.24 and $0.12 during fiscal 1996 and 1995, respectively. In addition, the Board of Directors declared a regular quarterly dividend of $0.06 per share, payable on November 15, 1996 to shareholders of record as of October 31, 1996.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following table sets forth certain financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                                     At and For the Years Ended September 30,
                                     1996     1995    1994     1993     1992
                                  (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest income                   $ 31,554   26,169  21,113   20,967   22,467
Interest expense                    18,129   13,752   9,759   10,253   13,384
                                    ------   ------  ------   ------   ------
Net interest income before
  provision for loan losses         13,425   12,417  11,354   10,714    9,083
Provision for loan losses              410      192      48       57      106
                                    ------   ------  ------   ------   ------
Net interest income after
  provision for loan losses         13,015   12,225  11,306   10,657    8,977
Non-interest income:
  Gain on sale of investment
    securities available for sale      -        274      -       695      767
  Gain (loss) on sale of
    loans receivable                   -         -      (17)      61       -
  Fees and commissions                 379      398     680    1,479    1,296
  Insurance and annuity commissions    519      519     536      388      433
  Other                                 59       38      42       93      125
                                    ------   ------  ------   ------   ------
Total non-interest income              957    1,229   1,241    2,716    2,621
Non-interest expense                10,595    8,337   8,164    7,129    6,532
                                    ------   ------  ------   ------   ------
Income before income taxes and
  cumulative effect of change
  in accounting principle            3,377    5,117   4,383    6,244    5,066
Income tax expense                   1,235    2,033   1,703    2,628    1,892
                                    ------   ------  ------   ------   ------
Income before cumulative effect
  of change in accounting principle  2,142    3,084   2,680    3,616    3,174

Cumulative effect of change in
  accounting principle                 -         -       -        -       420
                                    ------   ------  ------   ------   ------
Net income                         $ 2,142    3,084   2,680    3,616    2,754
                                    ======   ======  ======   ======   ======

SELECTED FINANCIAL CONDITION DATA:
Total assets                     $ 475,862  393,664  338,082  273,557  275,031
Loans receivable, net              354,255  266,735  216,657  203,990  205,164
Mortgage-backed securities
  held to maturity, net             21,673   26,484   29,565      -        -
Investment securities
  available for sale                78,104   84,579   70,963   12,287   20,423
Deposits                           302,934  275,993  238,062  247,863  253,199
Borrowed funds                     115,300   54,032   42,000      -        -
Stockholders' equity                48,828   53,792   53,477   21,100   17,484

September 30,                                1996     1995     1994     1993     1992
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Return on average assets                     0.50%    0.85%    0.84%    1.31%    1.02%
Return on average stockholders' equity       4.08     5.62     5.62    18.50    16.87
Average stockholders' equity to
  average assets                            12.27    15.12    14.89     7.07     6.06
Stockholders' equity to total assets        10.26    13.66    15.82     7.71     6.36
Non interest expense to average assets       2.48     2.30     2.53     2.56     2.42
Interest rate spread during period           2.57     2.80     3.01     3.66     3.09
Net interest margin                          3.23     3.52     3.63     3.98     3.45

ASSET QUALITY RATIOS:
Non-performing loans to loans
  receivable, net                            0.87     0.23     0.13     0.10     0.21
Non-performing assets to total assets        0.67     0.16     0.11     0.08     0.18
Allowance for loan losses to total loans     0.23     0.15     0.11     0.11     0.09
Allowance for loan losses to
  non-performing loans                      26.25    65.32    80.85   112.02    43.55

REGULATORY CAPITAL RATIOS:
Tangible                                     8.04    10.51    11.09     7.28     5.88
Core                                         8.04    10.51    11.09     7.28     5.88
Risk-based                                  16.89    20.71    19.61    15.95    12.15

OTHER DATA:
Loan originations (dollars in thousands)  $139,589  77,880   64,543   80,504   75,796
Number of deposit accounts                  24,553  20,488   20,095   20,779   23,096
Book value per share outstanding           $ 17.04   16.41    14.88     N/A      N/A
Earnings per share - fully diluted          $ 0.72    0.93     0.71     N/A      N/A


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT STRATEGY

The Company is pursuing a strategy that is designed to improve its performance by positioning the Bank as a locally managed full-service community bank in an increasingly competitive environment. Although mortgage lending is expected to continue as an important part of the Company's business, a key component of the Company's strategy is the provision of nonbanking financial services and products, such as annuity and insurance products and brokerage services through INVEST to retain and attract customers. In addition, the third party loan originator network enables the Company to be a competitive, low cost provider of single- and multi-family mortgage loans. The nonbanking financial services and products are also intended to generate additional fee income and thereby improve profitability. The Company also intends to diversify its asset base and at the same time develop further customer relationships through increased consumer lending activities, such as home equity lending. Finally, the Company will continue to pursue opportunities for growth and expansion in the Bank's existing marketplace, whether through acquisitions, such as the Bank's acquisition of deposits from the RTC in 1992, or through additional facilities, such as the Schaumburg and Harlem Avenue offices, opened in fiscal 1995. The Company may seek additional asset growth to further leverage its net worth. In the event that its traditional retail sources of funding and investment opportunities (i.e., deposits and direct lending) are insufficient for this purpose, or appear to be inappropriately priced, the Bank may further utilize the wholesale markets, such as FHLB advances, for funding or mortgage-backed securities for investment opportunities.


ASSET/LIABILITY MANAGEMENT

The Company's overall asset/liability strategy is directed toward managing the Bank's exposure to interest rate risk in changing interest rate environments. Asset/liability management is a daily function of the Bank's management due to continual fluctuations in interest rates and financial markets.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a special time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

At September 30, 1996, total interest-earning assets maturing, repricing, or estimated to mature, reprice or decay, within one year exceeded total interest-bearing liabilities maturing, repricing, or estimated to prepay, in the same period by $161.8 million, representing a cumulative one year negative gap of 34.0% of assets. Thus, during future periods of rising interest rates, the costs on interest-bearing liabilities may increase more quickly than the yields on interest-earning assets, which could adversely affect net interest income. Conversely, in a period of falling interest rates, the yields on its interest-earning assets may decrease at a slower pace than the cost of its interest-bearing liabilities. The Company closely monitors its interest rate risk as such risk relates to its operational strategies. Management's interest rate sensitivity strategy is designed to provide a relatively stable stream of net interest income in moderately varying interest rate environments.

The following table sets forth the scheduled repricing or maturity of the Company's assets and liabilities at September 30, 1996, based on certain assumptions used by the OTS with respect to NOW, checking and passbook account withdrawals. The Company's loan prepayment assumptions are based on national experience data. These assumptions may not be indicative of the actual prepayments and withdrawals experienced by the Company.

The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and may be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest yield because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                                       At September 30, 1996
                                        More    More
                                        than    than      More      More       More      More
                                  3       3       6       than      than       than      than     More
                             mths or  mths to   mths       1 yr    3 yrs to   5 yrs    10 yrs to  than
                                less  6 mths   to 1 yr   to 3 yrs    5 yrs   to 10 yrs  20 yrs   20 yrs    Total
                                                             (Dollars in thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)        $ 14,251   17,292   36,265   146,552   68,875   27,658   27,115   2,107  340,115
Consumer loans (1)           2,148    1,302    2,193     5,879    2,063      -        -       -     13,585
Mortgage-backed securities     731      708    1,348     4,623   11,211    2,125      927     -     21,673
Interest-earning deposits      225      -        -         -        -        -        -       -        225
Mutual funds, investment
  securities available
  for sale, federal funds
  sold and FHLB stock (2)   11,221      794    1,601     3,259   13,333   57,037      -       -     87,245
                            ------    -----   ------   -------   ------   ------   ------   -----  -------
Total interest-earning
  assets                  $ 28,576   20,096   41,407   160,313   95,482   86,820   28,042   2,107  462,843
                            ======   ======   ======   =======   ======   ======   ======   =====  =======

INTEREST-BEARING LIABILITIES
Passbook accounts          $ 3,828    3,828    6,978    22,226   14,490   18,390   12,722   3,615   86,077
NOW accounts                 1,390    1,390    2,206     4,562    1,221    1,638      899     165   13,471
Money market accounts        2,454    2,454    3,382     5,851    1,631    2,104    1,114     202   19,192
Certificate accounts        32,754   67,884   46,032    32,928      -        -        -       -    179,598
Borrowed funds              77,300      -        -      38,000      -        -        -       -    115,300
                            ------    -----   ------   -------   ------   ------   ------   -----  -------
Total interest-bearing
  liabilities              117,726   75,556   58,598   103,567   17,342   22,132   14,735   3,982  413,638
                            ======   ======   ======   =======   ======   ======   ======   =====  =======


Interest sensitivity gap $ (89,150) (55,460) (17,191)   56,746   78,140   64,688   13,307  (1,875)  49,205
                            ======   ======   ======   =======   ======   ======   ======   =====  =======

Cumulative interest
  sensitivity gap        $ (89,150)(144,610)(161,801) (105,055) (26,915)  37,773   51,080  49,205
                            ======   ======   ======   =======   ======   ======   ======   =====
Cumulative interest
  sensibility gap as a
  percentage of total
  assets                     (18.7)%  (30.4)%  (34.0)%   (22.1)%   (5.7)%    7.9%    10.7%   10.3%

Cumulative net interest-
  earning assets as a
  percentage of interest-
  sensitive liabilities       24.3%    25.2%    35.8%     70.4%    92.8%   109.6%   112.5%  111.9%

  (1) For purposes of the gap analysis, mortgage and consumer loans are not reduced by non-performing loans or by the allowance for loan losses.

  (2) Category includes $65 million in callable federal agency securities. Because of interest rate increases since the purchase of these securities. They are shown as repricing at their respective maturity dates although there can be no assurance that the securities will not be called before maturity. The issues include $10 million 7.125% FNMA due 11/7/2005 callable 11/7/97, $20 million 8% FNMA due 5/15/2006 callable
       5/15/97, $5 million 6.85% FHLB due 11/8/2002 callable 11/8/96, $10 million 7% FHLB 1/19/2006 callable 1/19/97, $10 million 6.37% FHLB due 3/13/2001 callable 12/13/96, and $10 million 7.65% due 3/27/2006 callable 12/27/96.

RATE/VOLUME ANALYSIS

The table below presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the period indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net changes. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Years ended September 30                  1996 Compared to 1995         1995 Compared to 1994
                                       Increase (Decrease) Due to    Increase (Decrease) Due to
                                       Volume     Rate      Total    Volume     Rate      Total
                                                     (in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net               $ 4,915     (337)    4,578    $ 3,751     (435)    3,316
  Mortgage-backed securities             (544)     (55)     (599)     1,530       (5)    1,525
  Interest-earning deposits                (5)      11         6        (93)      44       (49)
  Investment securities, mutual
    funds, and federal funds sold         538      862     1,400     (1,236)   1,500       264
                                       ------     ----     -----     ------    -----     -----
Total                                 $ 4,904      481     5,385      3,952    1,104     5,056
                                       ======     ====    ======     ======    =====    ======

INTEREST-BEARING LIABILITIES:
  Passbook accounts                      (278)     115      (163)        31      (36)       (5)
  NOW accounts                             21      (37)      (16)      (394)      33      (361)
  Money market accounts                   416       37       453         50      114       164
  Certificate accounts                  2,017      684     2,701      1,118    1,201     2,319
  Borrowed funds                        1,584     (182)    1,402      1,450      426     1,876
                                       ------     ----     -----     ------    -----     -----
Total                                 $ 3,760      617     4,377      2,255    1,738     3,993
                                       ------     ====    ======     ------    =====    ======
Net change in net interest income     $ 1,008                       $ 1,063
                                       ======                        ======


AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or labilities, respectively, for the years shown. Average balances are derived from average daily balances. The yields and costs include fees, which are considered adjustments to yields.

For years ended September 30,                1996                         1995                        1994
                                                       Average                     Average                      Average
                                      Average           Yield/    Average           Yield/    Average           Yield/
                                      Balance  Interest  Cost     Balance  Interest  Cost     Balance  Interest  Cost
                                                                (dollars in thousands)
INTEREST-EARNING ASSETS:
  Mortgage loans, net               $ 290,054   22,715   7.83%    228,331   18,137   7.94%     183,936   15,079   8.20%
  Consumer loans, net                  15,061    1,192   7.91%     14,107    1,192   8.45%      11,581      934   8.06%
  Mortgage-backed securities           24,331    1,703   7.00%     32,081    2,302   7.18%      10,753      777   7.23%
  Interest-earning deposits             1,049       60   5.72%      1,156       54   4.67%       3,627      103   2.84%
  Mutual funds, investment
    securities available for sale,
    commercial paper and federal
    funds sold                         85,282    5,884   6.90%     76,672    4,484   5.85%     102,633    4,220   4.11%
                                       ------    -----   ----     -------   ------   ----     --------   ------   ----
Total interest-earning assets         415,777   31,554   7.59%    352,347   26,169   7.43%     312,530   21,113   6.76%

Non-interest earning assets            12,188                      10,805                        7,767
                                       ------                     -------                      -------
Total assets                        $ 427,965                     363,152                      320,297
                                      =======                     =======                      =======

INTEREST-BEARING LIABILITIES:
  Deposits:
    Passbook accounts                  79,727    2,455   3.08%     88,863    2,618   2.95%     102,231    2,979   2.91%
    NOW accounts                       14,775      329   2.23%     13,895      345   2.48%      12,710      350   2.75%
    Money market accounts              19,796      841   4.25%      9,934      388   3.91%       8,305      224   2.70%
    Certificate accounts              172,863   10,316   5.97%    138,390    7,615   5.50%     116,099    5,296   4.56%
                                       ------    -----   ----     -------   ------   ----     --------   ------   ----
  Total deposits                      287,161   13,941   4.85%    251,082   10,966   4.37%     239,345    8,849   3.70%

  Borrowed funds                       74,078    4,188   5.65%     46,224    2,786   6.03%      20,614      910   4.41%
                                       ------    -----   ----     -------   ------   ----     --------   ------   ----
Total interest-bearing liabilities    361,239   18,129   5.02%    297,306   13,752   4.63%     259,959    9,759   3.75%

Non-interest bearing deposits           5,162                       3,442                        7,039
Other liabilities                       9,066                       7,489                        5,610
                                       ------                     -------                     --------
Total liabilities                     375,467                     308,237                      272,608
Stockholders' equity                   52,498                      54,915                       47,689
                                       ------                     -------                     --------
Total liabilities and stockholders'
  equity                            $ 427,965                     363,152                      320,297
                                      =======                     =======                      =======

Net interest income/interest rate
  spread (1)                                    13,425   2.57%              12,417   2.80%               11,354   3.01%
                                                ======   ====               ======   ====                ======   ====

Net earning assets/net interest
  margin (2)                        $  54,538            3.23%     55,041            3.52%      52,571            3.63%
                                      =======            ====     =======            ====      =======            ====
Ratio of interest-earning assets to
  interest-bearing liabilities           1.15x                       1.19x                        1.20x
                                      =======                     =======                      =======

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest- bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

GENERAL. The Company's net income decreased to $2.1 million, or $0.72 per fully-diluted share, from $3.1 million, or $0.93 per fully-diluted share, a 30.5% decrease in fully-diluted earnings per share over the previous year. The current year decrease was a result of a one-time special assessment charge related to the Bank's deposit insurance premium. This one-time charge is the result of legislation passed on September 30, 1996, regarding the Savings Association Insurance Fund ("SAIF"). To cover the special assessment called for by the legislation, the Bank recorded a pre-tax charge of $1.6 million. Excluding the one-time charge related to the Bank's deposit insurance premium, net income was $3.2 million, or $1.06 per fully diluted share. This compares with $3.1 million, or $0.93 per fully diluted share for the prior year, a 14.0 percent increase in earnings per share.

INTEREST INCOME. Interest income increased 20.6% to $31.6 million from $26.2 million in 1995. The increase was due primarily to an increase in loans receivable, including a larger number of multi-family residential loans. The average yield on interest-earning assets improved slightly during 1996 to 7.59% compared to 7.43% in 1995. An increase of 18.0% in average earning assets combined with the slightly higher yield contributed to the significant increase in interest income. Average loans receivable increased by $62.7 million to $305.1 million in 1996 and the average investment portfolio increased $8.6 million.

INTEREST EXPENSE. Interest expense for the year was $18.1 million, compared with $13.8 million in 1995, the result of deposit growth and an increase in borrowed funds. The average interest cost of savings deposits increased 48 basis points to 4.85% in 1996, primarily due to increased rates on certificates of deposit. Average borrowings increased $27.9 million in 1996. The cost of borrowed funds in 1996 averaged 38 basis points lower than the previous year due in part to the Bank's ability to borrow utilizing FHLB Community Investment Program advances.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income is the principal source of earnings for the Company, and consists of interest income on loans, mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income before provision for loan losses increased $1.0 million or 8.1%, to $13.4 million for the year ended September 30, 1996, from $12.4 million in 1995. The net interest margin declined to 3.23% for the year ended September 30, 1996, compared with 3.52% for 1995. The decrease in the net interest margin in 1996 was primarily due to a 16 basis point increase in average interest earning assets, offset by an increase in the average cost of funds of 38 basis points.

PROVISION FOR LOAN LOSSES. The provision for loan losses is recorded quarterly to provide coverage for possible future losses. The Company provided $410,000 in 1996 compared to $192,000 in 1995. The increased provision accommodated the increase in loans receivable, changes in the components of the loan portfolio and the Bennett commercial leases. See "CLASSIFIED ASSETS". The Company evaluates its loan portfolio quarterly in conjunction with the current level of non-performing loans and general economic conditions. At September 30, 1996, non-performing mortgages and consumer loans amounted to $1.1 million or 0.22% of total assets, compared to $617,000 or 0.16% of total assets at September 30, 1995. Total non-performing assets, including commercial leases, were $3.2 million or 0.67% of total assets at September 30, 1996.

NON-INTEREST INCOME. Non-interest income decreased to $957,000 from $1.2 million for 1996 compared to 1995. Excluding a non-recurring $274,000 gain on sale of investment securities available for sale in 1995, non-interest income remained stable at approximately $950,000.

NON-INTEREST EXPENSE. Non-interest expense for 1996 included a one-time SAIF special assessment of $1.6 million, thus increasing total non-interest expense to $10.6 million from $8.3 million one year ago. Exclusive of this charge, non-interest expense increased $633,000. This increase was primarily the result of expanding the branch network in 1995 to include two new offices. Operating expenses, excluding the
SAIF special assessment, as a percentage of average assets for the year ended September 30, 1996 were 2.1%, down from 2.3% in 1995. Slight increases were noted in all general and administrative expenses. Included in non-interest expense was a $10,000 recapture of an allowance for credit enhancement losses. The balance of the allowance was recaptured due to the pay-off of the related loan. See "CLASSIFIED ASSETS".

INCOME TAX EXPENSE. For the year ended September 30, 1996, federal and state income tax expense totaled $1.2 million, or an effective rate of 36.6%, compared to $2.0 million or an effective rate of 39.7% for 1995. Income taxes decreased in 1996 as a direct result of decreased earnings before income taxes.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

GENERAL. The Company's net income increased to $3.1 million, or $0.93 per fully-diluted share, from $2.7 million, or $0.71 per fully-diluted share, a 31.0% increase in fully-diluted earnings per share over the previous year. The increase in net income for the year was primarily due to a 9.4% increase in net interest income before provision for loan losses.

INTEREST INCOME. Interest income increased 23.9% to $26.2 million from $21.1 million in 1994. The average yield on interest-earning assets improved during 1995 to 7.43% compared to 6.76% in 1994 due to an increase in short-term interest rates yielding higher rates for liquid investments, as well as increasing indices which improved the yields on adjustable-rate loans and mortgage-backed securities. Due to the rise in interest rates during 1995, the significant refinance activity noted in 1994 slowed and many customers chose adjustable-rate loans. Average loans receivable increased by $46.9 million to $242.4 million in 1995. The origination and purchase of loans receivable utilized funds decreasing the average balance of interest-earning deposits, assets held for sale, and federal funds sold to $77.8 million, from $106.3 million in 1994.

INTEREST EXPENSE. Interest expense on deposits increased from $8.8 million to $11.0 million during the year. Consistent with the interest rate increases in fiscal 1995, the average cost of savings deposits increased 67 basis points to 4.37%. In addition to the interest rate increase, the Bank noted significant growth in the deposit portfolio. In addition to the higher-rate promotional certificates of deposit offered in conjunction with the opening of the Bank's two newest offices, the Bank also created a money management account that attracted $14.2 million in its first 10 months. The Bank continued to utilize FHLB of Chicago advances to supply funds for loan origination and investment portfolio opportunities. Average outstanding advances more than doubled to $46.2 million in 1995. Consistent with interest rate increases, the average cost of advances increased 162 basis points to 6.03% in 1995.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased from $11.4 million, or 9.4%, to $12.4 million for the year ended September 30, 1995. Net interest margin was 3.52% for the year ended September 30, 1995, compared with 3.63% for 1994. During the 1995 fiscal year, asset yields did not rise as quickly as liability costs, resulting in the interest margin compression.

PROVISION FOR LOAN LOSSES. The provision for loan losses is recorded to provide coverage for losses on loans unknown to the Bank at the current time. Although the loan portfolio grew by 22.9% during 1995, the ratio of the allowance for loan losses to non-performing loans only increased 11.3% to 53.0% at September 30, 1995. The Company provided $192,000 in 1995 compared to $48,000 in 1994. The increased provision accommodated the increase in loans receivable and changes in the components of the loan portfolio, such as a $2.5 million commercial loan and $2.4 million in commercial equipment leases, which generally have a higher degree of risk. At September 30, 1995, the allowance for loan losses was $403,000. The Company evaluates its loan portfolio quarterly in conjunction with the current level of non-performing loans and general economic conditions. At September 30, 1995 non-performing loans were only 0.28% of total loans receivable.

NON-INTEREST INCOME. Non-interest income remained stable at $1.2 million for 1995 and 1994. The decrease in fees and commissions can be attributed to the cessation of operations at Fidelity Loan Services, Inc. ("FLSI"), the Bank's loan origination subsidiary. This $282,000 decrease was entirely offset by the non-recurring gain on sale of assets available for sale during 1995. During 1995, management redeemed the balance of an investment in an adjustable-rate mortgage mutual fund ("ARM fund") and sold an available-for-sale mortgage-backed security to build liquidity for anticipated loan demand. A net gain of $274,000 was recorded on these sales.

NON-INTEREST EXPENSE. Non-interest expense for 1995 rose 2.1% to $8.3 million as a result of franchise expansion. Despite the costs associated with adding two new offices, operating expenses as a percentage of average assets for the year ended September 30, 1995 were 2.3%, down from 2.5% in 1994. Slight increases were noted in all general and administrative expenses. Included in non-interest expense was a $90,000 recapture of an allowance for credit enhancement losses. The allowance was reduced due to improving debt coverage ratios associated with the property and no longer considered necessary by management.

INCOME TAX EXPENSE. For the year ended September 30, 1995, federal and state taxes totaled $2.0 million, equal to an effective rate of 39.7%, compared to $1.7 million, or an effective rate of 38.8% for 1994.


REVIEW OF FINANCIAL CONDITION

Total assets at September 30, 1996 increased to $475.9 million from $393.7 million at September 30, 1995. The growth in assets was primarily the result of increased loan originations, which totaled $139.6 million, up 79.2% from the prior year. The increase in loan originations was due to the expansion of the Bank's third party originator ("TPO") network. The TPO network gives the Company the ability to keep overhead expenses in check without constraining the Bank's ability to grow loan volumes. Deposits also grew, exceeding the $300 million mark for the first time. Deposits totaled $302.9 million at September 30, 1996, up 9.8% from the previous year. Growth in deposits for the year was achieved as the result of new household acquisitions at all offices. A successful third quarter campaign aimed at retaining maturing certificates of deposit was also an important factor in deposit growth.

Cash and due from banks, interest-earning deposits, federal funds sold and mutual funds increased to $7.4 million at September 30, 1996. The higher investment in dollar-denominated mutual funds was established to maintain the higher liquidity required by deposit growth. The Bank used available cash and FHLB advances to fund increased loan volume.

Stock in the FHLB Chicago increased $2.8 million due to the increase in borrowings from the FHLB of Chicago.

Investment securities available for sale decreased $6.5 million to $78.1 million at September 30, 1996 compared to $84.6 million at September 30, 1995. The decrease resulted primarily from the principal repayments on the Company's portfolio of asset-backed securities.

Loans receivable increased $87.5 million to $354.3 million at September 30, 1996. The increase was due to record mortgage loan production of $139.6 million. The continued utilization of the Bank's TPO network brought loan originations up 79.2% from the previous year. These originations were offset by repayments of $50.8 million.

Real estate in foreclosure consisted of two properties at September 30, 1996. Both are one- to four- family properties where the current appraised value is greater than the outstanding loan amount. Management has considered these factors in its loan allowance valuation and does not anticipate any losses on these loans.

Deposits increased $26.9 million to $302.9 million at September 30, 1996. The increase was a result of an expanded customer base and retail network. A promotional 7-month certificate of deposit contributed $39.4 million to the gross $234.4 million deposit inflow.

FHLB advances remain a cost effective source of funding for increased loan activity. During 1996, borrowed funds more than doubled to $115.3 million at September 30, 1996. The Bank continued to utilize advances to supply funds for
loan origination and investment portfolio opportunities.   The borrowings
included $38 million in FHLB Community Investment Program advances at favorable fixed rates.

Advance payments by borrowers for real estate taxes were lower during fiscal 1996 because Cook County real estate taxes were paid in the fourth quarter of 1996. The balance at September 30, 1995 was unusually high because Cook County real estate taxes were not due until November 3, 1995.

Stockholders' equity decreased 9.2% to $48.8 million at September 30, 1996. The decrease was a result of earnings of $2.1 million offset by dividends of $740,000 paid to stockholders and the $6.7 million purchase of treasury shares through the Company's stock buy back programs. During 1996, the Company repurchased 414,986 shares for $6.7 million.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity management for the Bank is both a daily and long-term function of management's strategy. The Company's primary sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While maturing investments and scheduled loan repayments are relatively predictable, deposit flows and loan prepayments are greatly influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The Bank generally manages the pricing of its deposits to be competitive and increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with FHLB advances.

Federal regulations require the Bank to maintain minimum levels of liquid assets. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 5.0%. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At September 30, 1996 the Bank's liquidity ratio was 8.22%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $5.0 million for the year ended September 30, 1996. During the year, the Bank used $82.7 million in investing activities, consisting primarily of loan originations, offset partially by principal collections on loans, mortgage-backed securities, and investment securities available for sale. Net cash provided by financing activities amounted to $77.9 million for the year ended September 30, 1996. Financing sources included $26.9 and $61.3 million in deposits and FHLB advances, respectively.

At September 30, 1996, the Bank had outstanding loan commitments of $7.4 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1996 totalled $134.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank's Tangible and Core (leverage) Capital of $37.6 million at September 30, 1996 was 8.0% of Adjusted Tangible Assets. This exceeded the Tangible Capital and Core Capital requirements of 1.5% and 3% by $30.6 and $23.6 million respectively. The Bank's Risk-based Capital of $38.0 million was 16.9% of Total Risk-Weight Assets at September 30, 1996 which exceeds the Risk-based Capital requirement of 8% by $20.0 million.



LENDING ACTIVITIES

LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 1996, the Bank's gross loans receivable portfolio was $353.7 million, of which $277.0 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 33.3% were fixed-rate and 66.7% were adjustable-rate mortgage ("ARM") loans. In November 1995, the Bank closed a $3.7 million fixed-rate commercial loan for a golf course in a western Chicago suburb. The Bank services the entire loan and another institution has a participation for $1.89 million, resulting in a net loan of $1.85 million for the Bank. Through regular monthly payments, the Bank's outstanding portion at September 30, 1996 was $1.83 million. The remainder of the Bank's loan portfolio at September 30, 1996 consisted of $55.3 million of multi-family loans, $5.7 million in commercial property loans, and $13.6 million of consumer loans. Consumer loans consisted primarily of home equity and second mortgage loans.

During 1995 the Bank purchased four pools of full pay-out commercial equipment leases totalling $3.0 million. At September 30, 1996, the outstanding balance of these leases amounted to $2.0 million. See further discussion of these leases included in "CLASSIFIED ASSETS".

During 1994 the Bank expanded its delivery system for mortgage loans to include TPO's whereby these mortgage brokers have agreed to originate loans for the Bank's portfolio. Throughout 1996 and 1995, the loan department continued to seek and sign agreements with new TPO's. At September 30, 1996 the Bank had a network of 35 TPO's. The TPO program produced $115.2 million or 89.2% of the Bank's one- to four-family and multi-family mortgage loan originations in 1996.

Loan origination standards of the Bank generally conform to the requirements for sale to the Federal Home Loan Mortgage Corporation ("FHLMC"). On occasion the Bank sells fixed-rate mortgage loans to the FHLMC. There were no sales during the year ended September 30, 1996 and 1995. At September 30, 1996, the unpaid balance of total mortgage loans sold to the FHLMC and serviced by the Bank was $12.0 million.

The Bank's investment policy permits the investment in mortgage-backed securities. The Bank purchases FHLMC Gold mortgage-backed securities to coincide with its ongoing asset/liability management objectives and to supplement its own loan origination program. The FHLMC mortgage-backed securities owned by the Bank are guaranteed by the FHLMC and are collateralized with generic pools of single family mortgages with security coupons ranging from 7.00% to 7.50%. With respect to prepayment risk, these securities are likely to exhibit substantially the same characteristics as the whole loans owned by the Bank. Prepayments are not expected to have a material effect on the yield or the recoverability of the carrying amounts of these securities.
At September 30, 1996, total mortgage-backed securities aggregated $21.7 million, or 4.6% of total assets. The fair value of these securities was approximately $21.8 million at September 30, 1996.

Currently all loans originated or purchased by the Bank and mortgage-backed securities are held for investment.

The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed securities held to maturity, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                        At September 30,
                                        1996                  1995                  1994
                                            Percent               Percent               Percent
                                   Amount   of Total    Amount   of Total     Amount   of Total
                                                 (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 277,086    78.34%   $ 203,974    76.40%  $ 163,845     75.41%
  Multi-family                     55,341    15.65       45,698    17.12      41,224     18.98
  Commercial                        5,656     1.60        2,478     0.93          -         -
  Commercial leases                 2,032     0.57        2,373     0.89          -         -
                                  -------    -----      -------     ----      ------     -----
    Total mortgage loans          340,115    96.16      254,523    95.34     205,069     94.39

Consumer loans                     13,585     3.84       12,442     4.66      12,196      5.61
                                  -------    -----      -------     ----      ------     -----
  Gross loans receivable          353,700   100.00%     266,965   100.00%    217,265    100.00%
                                            ======                ======                ======
Less:
  Loans in process                      3                    77                   -
  Unearned discounts and
    deferred loan fees (costs)     (1,368)                 (250)                 380
  Allowance for loan losses           810                   403                  228
                                  -------               -------               ------
Loans receivable, net           $ 354,255             $ 266,735            $ 216,657
                                  =======               =======              =======

Mortgage-backed
  securities - FHLMC             $ 21,647   100.00%    $ 26,435   100.00%   $ 29,485    100.00%
                                            ======                ======                ======
Net premiums                           26                    49                   80
                                  -------               -------               ------
  Mortgage-backed
  securities, net                $ 21,673              $ 26,484             $ 29,565
                                  =======               =======              =======

<CAPTIONS>
                                              At September 30,
                                        1993                  1994
                                            Percent               Percent
                                   Amount   of Total    Amount   of Total
                                          (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 152,504    74.31%   $ 168,521    81.62%
  Multi-family                     40,846    19.90       24,952    12.08
  Construction                        738     0.36        1,497     0.72
                                  -------    -----      -------     ----
    Total mortgage loans          194,088    94.57      194,970    94.42

Consumer loans                     11,144     5.43       11,524     5.58
                                  -------    -----      -------     ----
  Gross loans receivable          205,232   100.00%     206,494   100.00%
                                            ======                ======
Less:
  Loans in process                    140                    35
  Unearned discounts and
    deferred loan fees (costs)        869                 1,106
  Allowance for loan losses           233                   189
                                  -------               -------
  Loans receivable, net         $ 203,990             $ 205,164
                                  =======               =======

The following table sets forth the Bank's loan originations, purchases of loans, commercial leases, and mortgage-backed securities held to maturity, sales and principal repayments for the periods indicated:

                                                                 Years Ended September 30,
                                                             1996         1995         1994
                                                                  (in thousands)
Mortgage Loans (gross):
  At beginning of period                                  $ 254,523      205,069      194,088
  Mortgage loans originated:
    One- to four- family                                    108,698       62,309       48,037
    Multi-family                                             20,220        7,994        9,003
    Commercial                                                4,129        2,500          -
                                                            -------      -------      -------
  Total mortgage loans originated                           133,047       72,803       57,040

  One- to four- family mortgage loans purchased                 -            -          3,369
  Commercial leases purchased                                   -          3,000          -
  Transfer of mortgage loans to foreclosed real estate         (113)        (193)         (88)
  Transfer of mortgage loans from foreclosed real estate        -            113          -
  Sale of commercial loan participation                      (1,890)         -            -
  Principal repayments                                      (45,405)     (26,269)     (43,875)
  One- to four- family mortgage participations securitized      (47)         -            -
  Sale of loans to FHLMC                                        -            -         (5,465)
                                                            -------       -------      -------
  At end of period                                       $  340,115       254,523      205,069
                                                            -------       -------      -------

Consumer loans (gross):
  At beginning of period                                 $   12,442        12,196       11,144
  Consumer loans originated                                   6,615         5,077        7,503
  Principal repayments                                       (5,472)       (4,831)      (6,451)
                                                            -------        ------       ------
  At end of period                                           13,585        12,442       12,196
                                                            -------        ------       ------

Total loans (gross)                                       $ 353,700       266,965      217,265
                                                            =======       =======      =======

Mortgage-backed securities held to maturity:
  At beginning of period                                  $ 26,435        29,485          -
  Mortgage-backed securities purchased                          -             -        30,301
  One- to four- family mortgage participations securitized      47            -           -
  Amortization and principal repayments                     (4,835)       (3,050)        (816)
                                                           -------        ------       ------
  At end of period                                        $ 21,647        26,435       29,485
                                                           =======       =======      =======

LOAN AND MORTGAGE-BACKED SECURITIES MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the Bank's loans and mortgage-backed securities held to maturity portfolios at September 30, 1996.
The table does not include prepayments or scheduled principal amortization.
Principal repayments and prepayments on loans and mortgage-backed securities held to maturity totalled $55.7 million, $34.1 million, and $51.6 million for the years ended September 30, 1996, 1995 and 1994, respectively.

                                                     At September 30, 1996
                     Fixed Rate            Adjustable Rate               Other Loans             Totals
                                                                                              Mortgage-
                                                                 Commercial          Total   Backed
                       One-to-            One-to-                 Equip-             Loans   Securities
                       Four     Multi-     Four   Multi-  Commer-  ment              Receiv- Held to
                       Family   Family   Family   Family   cial    Leases  Consumer  able    Maturity    Total
                                                          (in thousands)
AMOUNTS DUE:
Within one year     $   8,384    782     45,011    12,317    640    674     5,643   73,451    2,787     76,238
After one year:
One to three years     15,287    830     96,343    32,179    555  1,358     5,879  152,431    4,623    157,054
Three to five years    13,029    540     43,454     7,391  4,461     -      2,063   70,938   11,185     82,123
Five to 10 years       26,792    866         -         -      -      -        -     27,658    2,125     29,783
10 to 20 years         26,679    436         -         -      -      -        -     27,115      927     28,042
Over 20 years           2,107     -          -         -      -      -        -      2,107      -        2,107
                      -------   ----    -------    ------  -----  -----     -----  -------   ------    -------
Total due after
  one year            83,894   2,672    139,797    39,570  5,016  1,358     7,942  280,249   18,860    299,109

Total amounts due   $ 92,278   3,454    184,808    51,887  5,656  2,032    13,585  353,700   21,647    375,347

Less:
  Loans in process                                                                       3      -            3
  Unearned discounts,
    premiums and deferred
    loan fees (costs), net                                                          (1,368)    (26)     (1,394)
  Allowance for possible loan losses                                                   810      -          810
                                                                                    ------   ------     ------
Loan receivable and mortgage-
  backed securities held to
  maturity, net                                                                   $354,255      21,673    375,928
                                                                                  ========  =======    =======

ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Bank primarily originates first mortgage loans secured by one- to four-family residences located in its primary market area, including townhouse and condominium units. Typically, such residences are single or two-family homes that serve as the primary residence of the owner. To a lesser extent, the Bank also originates loans secured by non-owner occupied one- to four-family residential real estate. Loan originations are generally obtained from existing or past customers, members of the local communities, third party mortgage originators located in the Bank's market area, local real estate agent referrals, and builder/developer referrals within the Bank's market area.

The Bank offers fixed-rate and ARM loans, which are generally amortized over 30 years, with terms of up to 30 years. Loan rates are based on market conditions. The Bank originates zero-point loans, and loans with discount points and fees for related origination expenses, such as appraisals and other closing costs, on one- to four-family residential mortgage loans. Generally, all residential mortgage loans originated by the Bank are underwritten in conformity with FHLMC guidelines. The ARM loans generally reprice on a one, three, or five year basis. As a general matter, the Bank does not offer
"teaser rates" on its ARM loans, nor does it offer loans with a negative amortization feature. At time of origination, the Bank determines whether to sell or retain fixed-rate, one- to four-family residential first mortgages loans, while generally retaining the servicing right for loans sold. ARM loans originated are normally held for investment.

The Bank generally makes first mortgage loans secured by one- to four-family, owner-occupied residential real estate in amounts up to 95% of the lower of the purchase price or the appraised value. The Bank also originates first mortgage loans secured by one- to four-family residential investment (i.e., other than owner occupied) properties in amounts up to 75% of the appraised value of the property. It is the Bank's general policy to require private mortgage insurance ("PMI") on any conventional loan with a loan to value ratio greater than 80% for one- to four-family homes, townhouses, and condominium units. In addition, the Bank usually requires certain housing expense to income ratios and monthly debt payment to income ratios for all borrowers which vary depending on the loan to value ratio and other compensating factors. Mortgage loans originated by the Bank generally include due-on-transfer clauses which provide the Bank with the contractual rights to deem the loan immediately due and payable, in most instances, in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-transfer provisions.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank originates fixed and adjustable rate multi-family loans secured by properties (five units or more) typically located in its primary market area. These loans generally have rate and payment adjustment periods of 3 to 5 years, with amortizations of up to 30 years. The Bank customarily charges origination fees of up to 3% of the loan amount for newly originated loans and lesser fees for renewals or modifications of existing loans. The Bank's policies generally require personal guarantees from the borrowers, with joint and several liability. The Bank's underwriting decisions relating to these loans are primarily based upon the net operating income generated by the property in relation to the debt service ("debt coverage ratio"), the borrower's cash-at-risk position, financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending relationship with the borrower. The Bank originates multi-family loans in amounts up to 85% of the lower of the appraised value of the property or the purchase price. The Bank generally requires a minimum debt coverage ratio of 1.15x on multi-family properties, utilizing forecasted net operating income.

As of September 30, 1996, $55.3 million, or 15.6%, of the Bank's loan portfolio consisted of multi-family loans. Multi-family mortgage loans typically involve substantially larger loan balances than single-family mortgage loans, and are dependent on successful property operation as well as on general and local economic conditions.

In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. Commercial real estate loans are generally granted in amounts up to 75% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. As of September 30, 1996, $5.7 million, or 1.6%, of the Bank's loan portfolio consisted of commercial loans.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by lending primarily on existing income-producing properties and generally restricting such loans to properties in the Chicago area. The Bank analyzes the financial condition of the borrower and the reliability and predictability of the net income generated by the security property in determining whether to extend credit. In addition, the Bank usually requires a net operating income to debt service ratio of at least 1.15 times.

CONSTRUCTION LENDING. The Bank does not actively solicit construction loans, although it will consider such loans on a case-by-case basis as presented.
Construction lending generally is considered to involve a higher degree of risk than lending on improved, owner-occupied real estate. Construction loans are dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost
(including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns.

COMMERCIAL LEASES. The Bank purchased 454 full-payout commercial equipment leases located in various parts of the country with original aggregate outstanding principal balances of $3.0 million during fiscal 1995. These leases were all originated by, serviced by, and financially guaranteed by Bennett Funding Group of Syracuse, New York. See further discussion in
"CLASSIFIED ASSETS".

CONSUMER, HOME EQUITY AND OTHER LENDING. The Bank offers a variety of consumer loans, although its current portfolio consists primarily of home equity and second mortgage loans. Also included in consumer loans are installment loans secured by automobiles, boats and recreational vehicles, and other secured and unsecured loans. As of September 30, 1996, $13.6 million or 3.8% of the Bank's loan portfolio consisted of consumer loans.

The Bank's home equity loans consist of fixed and adjustable rate mortgage loans generally secured by second mortgages on one- to four-family owner-occupied residential properties located in its primary market area. The second mortgage loan products are currently offered in both fixed and adjustable rate, fixed-term loans for up to 30 years.

CREDIT ENHANCEMENT ACTIVITY. In 1985, the Bank, in participation with six other financial institutions, entered into a credit enhancement agreement with a local municipality to guarantee the repayment of municipal revenue bonds (the
"Bonds"), in an original aggregate amount of $11.0 million, the proceeds of which were used by an unrelated corporation to finance the development of an apartment building complex. The Bonds were secured by first mortgages on the apartment building, which is located in Glendale Heights, Illinois. The Bank's share of the guarantee amounted to $2.0 million. The related bonds were paid in full on May 1, 1996. At that time the Bank was released from all obligations pertaining to the enhancement.

LOAN APPROVAL PROCEDURES AND AUTHORITY. Certain officers have authority to approve loans up to specified dollar amounts. One- to four-family mortgage loans conforming to agency standards and all consumer loans may be approved by the Vice President - Personal Banking, Vice President - Loan Servicing/Closing and designated underwriters up to the agency maximum loan limitations. Non-conforming one- to four-family first mortgage loans may be approved by the Senior Vice President - Loan Investments in amounts up to $500,000. Secured mortgage and unsecured consumer loans may be approved by designated personal banking managers. The Bank's policies generally provide that all other loans are to be approved by the Board or certain committees which include Board members. All multi-family loans over $500,000 and one- to four-family construction loans over $500,000 require the approval of a majority of the Board.

For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information generally is verified and, if necessary, additional financial information is required. All borrowers of one- to four-family residential mortgage loans are qualified pursuant to applicable agency guidelines. The Bank's policies require appraisals on all real estate intended to secure a proposed loan, which currently are performed by independent appraisers designated and approved by the Bank. Further, under current OTS regulations, all loan transactions of $1.0 million or more, non-residential transactions of $250,000 or more, and complex residential transactions of $250,000 or more, the Bank requires appraisals conducted by state certified or licensed appraisers. The Board, at least annually, approves the independent appraisers used by the Bank and reviews the Bank's appraisal policy. It is the Bank's policy to obtain title insurance on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing.
Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.


DELINQUENCIES AND CLASSIFIED ASSETS.

DELINQUENT LOANS. The Board of Directors performs a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency.

The Bank's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the twentieth day of delinquency. The policies also require telephone contacts for loans more than 20 days late to ascertain the reasons for the delinquency and the prospects of repayment. Face-to-face interviews and collection notices are generally required for loans more than 30 days delinquent and on a case-by-case basis for mortgage loans. After 60 days, the Bank will either set a date by which the loan must be brought current, enter into a written forbearance agreement, foreclose on any collateral or take other appropriate action. The
Bank policies regarding delinquent consumer loans are similar except that telephone contacts and correspondence will generally occur after a consumer loan is more than 15 days delinquent.

It is the Bank's general policy to discontinue the accrual of interest on all first mortgage loans 90 days past due. Consumer loans continue to accrue interest until a determination made by the Bank that the loan may result in a loss. Property acquired by the Bank as a result of a foreclosure on a mortgage loan is classified as real estate owned and is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value.

Set forth below is certain information regarding delinquent loans at September
30, 1996, 1995 and 1994:

                                At September 30, 1996                       At September 30, 1995
                            60-89 Days       90 Days or More         60-89 Days        90 Days or More
                        -----------------  ------------------     -----------------   -----------------
                        Number  Principal   Number  Principal     Number  Principal   Number  Principal
                          of     Balance      of     Balance        of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans       Loans  of Loans     Loans  of Loans
                                               (Dollars in thousands)
One- to four- family       6     $  141        7     $  671          4     $  121       10     $  604
Commercial                 -         -         2        378          -         -         -         -
Commercial leases (1)      -         -         1      2,032          -         -         -         -
                          --        ---       --     ------         --       ----       --       ----
Total mortgage loans       6        141       10      3,081          4        121       10        604

Consumer                   1          5        2          5          4         22        3         13
                          --        ---       --     ------         --       ----       --       ----
Total loans                7     $  146       12    $ 3,086          8     $  143       13     $  617
                          ==        ===       ==     ======         ==       ====       ==       ====

Delinquent loans to
  total loans                      0.04%               0.87%                 0.09%               0.23%
                                    ===              ======                  ====                ====

                                At September 30, 1994
                            60-89 Days       90 Days or More
                        -----------------  ------------------
                        Number  Principal   Number  Principal
                          of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans
                               (Dollars in thousands)
One- to four- family       5     $  196        5     $  116
Multi-family               -         -         1        163
                          --        ---       --      -----
Total mortgage loans       5        196        6        279

Consumer                   1          1        2          3
                          --        ---       --      -----
Total loans                6     $  197        8     $  282
                          ==        ===       ==     ======

Delinquent loans to
  total loans                      0.09%               0.13%
                                    ===              ======

(1) Relates to leases purchased from Bennett Funding Group - see further discussion in "CLASSIFIED ASSETS". For purposes of this table, the portfolio of leases has been considered to be one loan due to the collectibility issues related to the leases.

NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, which are 90 days or more past due, and real estate in foreclosure. Prior to September 30, 1995, the Bank ceased accruing interest on mortgage loans 60 days past due, effective October 1, 1995, the Bank conformed with industry standards and ceased accruing interest on mortgage loans 90 days past due. The Bank continues accruing interest on all consumer loans until a loss determination is made. Upon determination that the loan will result in a loss, the Bank discontinues the accrual of interest and/or establishes a reserve in the amount of the anticipated loss. For the year ended September 30, 1996, interest income on non-accrual loans included in net income amounted to less than $1,000. If all non-accrual mortgage loans, as of September 30, 1996, had been currently performing in accordance with their original terms, the Bank would have recognized interest income from such loans of $44,000.

                                                At September 30,
                                 1996       1995       1994       1993       1992
                                            (Dollars in thousands)
Non-accrual mortgage loans    $  1,049     $  604     $  279     $  208     $  429
Non-accrual commercial leases    2,032         -          -          -          -
Non-accrual consumer loans           5         13          3         -           5
                                 -----        ---        ---        ---        ---
  Total non-accrual loans        3,086        617        282        208        434

Consumer loans 90 days or more
  past due and still accruing    -          -          -          -          -
                                 -----        ---        ---        ---        ---
  Total non-performing loans     3,086        617        282        208        434

Real estate in foreclosure          97         -          88         -          64
                                 -----        ---        ---        ---        ---
  Total non-performing assets $  3,183     $  617     $  370     $  208     $  498
                                 =====        ===        ===        ===        ===
Total non-performing loans to
  total loans                     0.87%      0.23%      0.13%      0.10%      0.21%
                                 =====        ===        ===        ===        ===
Total non-performing assets to
  total assets                    0.67%      0.16%      0.11%      0.08%      0.18%
                                 =====        ===        ===        ===        ===

CLASSIFIED ASSETS. Federal regulations require the Bank to classify loans and other assets such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard", "doubtful" or "loss" assets. The Bank's classification policies provide that assets will be classified according to OTS regulations. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

When the Bank determines that an asset should be classified, it generally does not establish a specific allowance for such asset unless it determines that such asset may result in a loss. The Bank may, however, increase its general valuation allowance in an amount deemed prudent. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The Bank's policies provide for the establishment of a specific allowance equal to 100% of each asset classified as "loss" or to charge-off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulations; and believes its classification policies are consistent with OTS policies.

As of September 30, 1996, the Bank had classified assets of $3.2 million. Classified loans of $1.1 million were categorized as substandard, consisting of 7 residential mortgage loans, 2 commercial loans, and 2 unsecured lines of credit. In addition to the mortgage and consumer portfolio, the Bank classified its investment in commercial leases as substandard. There were no assets classified as doubtful.

From October 1994 through January 1995, the Bank purchased 454 full-payout commercial equipment leases located in various parts of the country with original aggregate outstanding principal balances of $3.0 million. Since that time normal lease payments had reduced the aggregate outstanding balance to $2.0 million at February 29, 1996. These leases were all originated by, serviced by, and financially guaranteed by Bennett Funding Group of Syracuse, New York ("BFG"). On March 29, 1996 it was reported that BFG was the target of a civil complaint filed by the Securities and Exchange Commission. On that same date BFG filed a Chapter 11 bankruptcy petition in the Northern District of New York and halted payments on the lease agreements. The Bankruptcy Trustee is currently collecting the lease payments from the lessees and holding them in escrow pending the outcome of the litigation concerning BFG, its creditors, and related issues. This disruption of payment flows from the servicer, BFG, has caused the Company to classify all the leases as substandard, place them on non-accrual status and to categorize them as non-performing and impaired.

The Bank is vigorously pursuing available legal remedies in an attempt to protect and collect amounts due under the terms of the underlying leases. The substance of the Bank's claims center on the assertion that the Bank has a perfected security interest in the leases and the proceeds thereof. The Trustee disagrees. The opinion of the Bank's bankruptcy counsel at this time is that the Bank's position should ultimately prevail. There can be no assurance, however, of the actual results of this legal process or the extent of the Bank's recovery, if any.

The Bank has estimated what is believed to be the realizable value of the leases and established a valuation allowance of $406,000. In the event that the outcome of the litigation is not favorable, i.e. the Bank's status is that of an unsecured creditor, the recovery may be substantially smaller. Any recovery by the Bank of less than the net book value of the leases will cause additional losses to the Bank.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan and lease losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. In recent years, in light of the general economic conditions, management has, from time to time, increased its provision to account for its evaluation of the potential effects of such conditions. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. Although the Bank maintains its allowance at a level which it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts.

The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                           At or for the Years Ended September 30,
                                       1996      1995      1994      1993      1992
                                                  (Dollars in thousands)
Balance at beginning of period        $ 403     $ 228     $ 233     $ 189     $  88
Provision for loan losses               410       192        48        57       106
Charge offs:
  One-to four-family                     (8)       (2)        -         -         -
  Multi-family                            -        (5)      (21)        -         -
  Consumer loans                        (26)      (19)      (32)      (13)       (5)
                                       ----      ----      ----      ----      ----
Total Charge-offs                       (34)      (26)      (53)      (13)       (5)

Recoveries - Consumer loans              31         9         -         -         -
                                       ----      ----      ----      ----      ----
Balance at end of period              $ 810     $ 403     $ 228     $ 233     $ 189
                                       ====      ====      ====      ====      ====
Ratio of charge-offs during the
  period to average loans
  outstanding during the period        0.01%     0.01%     0.03%     0.01%       - %
                                       ====      ====      ====      ====      ====
Ratio of allowance for loan losses

  to net loans receivable at end
  of period                            0.23%     0.15%     0.11%     0.11%     0.09%
                                       ====      ====      ====      ====      ====
Ratio of allowance for loan losses
  to total non-performing loans at
  end of period                       26.25%    65.32%    80.85%   112.02%    43.55%
                                      =====     =====     =====    ======     =====
Ratio of allowance for loan losses
  to non-performing assets at end
  of period                           25.48%    65.32%    61.62%   112.02%    37.95%
                                      =====     =====     =====    ======     =====

The Bank's allowance for loan losses has been established as an allowance for future losses on its entire portfolio. For internal purposes, the Bank does not allocate the allowance among loan classifications. In the following table, the allowance for loan losses has been allocated by category for purposes of complying with public disclosure requirements. The amount allocated on the following table to any category should not be interpreted as an indication of future charge-offs and the amounts allocated are not intended to reflect the amount that may be available for future losses on any category since the Bank's allowance is a general allowance.

The following table also sets forth the percent of loans in each category to total loans.

                                                                At September 30,
                                           1996                       1995                   1994
                                             % of Loans                 % of Loans             % of Loans
                                             in Category                in Category            in Category
                                              of Total                   of Total               of Total
                                             Outstanding                Outstanding            Outstanding
                                  Amount        Loans         Amount       Loans      Amount      Loans
                                                        (Dollars in thousands)
Mortgage loans:
  One- to four- family            $  90        78.34%          $  70      76.40%       $ 48      75.41%
  Multi-family                       57        15.65              46      17.12          42      18.98
  Commercial                        104         1.60              89       0.93           -         -
  Commercial leases                 406         0.57              24       0.89           -         -
Consumer loans                      150         3.84             132       4.66         130       5.61
Unallocated                           3           -               42         -            8         -
                                   ----       ------            ----     ------        ----     ------
  Total allowance for loan losses $ 810       100.00%          $ 403     100.00%      $ 228     100.00%
                                   ====       ======            ====     ======        ====     ======


                                                  At September 30,
                                           1993                       1992
                                             % of Loans                 % of Loans
                                             in Category                in Category
                                              of Total                   of Total
                                             Outstanding                Outstanding
                                  Amount        Loans         Amount       Loans
                                                (Dollars in thousands)
Mortgage loans:
  One- to four- family            $  37        74.31%          $  20      81.62%
  Multi-family                       41        19.90              28      12.08
  Construction                       37         0.36              75       0.72
Consumer loans                      112         5.43              34       5.58
Unallocated                           6           -               32         -
                                   ----         ----            ----      -----
  Total allowance for loan losses $ 233       100.00%          $ 189     100.00%
                                   ====       ======            ====     ======




INVESTMENT ACTIVITIES

The investment policy of the Bank, established by the Board of Directors and implemented by the Asset/Liability Committee, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities, asset-backed securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

The following table sets forth certain information regarding the amortized cost and fair value of the Company's investment securities portfolio at the dates indicated:

                                                         At September 30,
                                          1996                   1995                 1994
                                 Amortized     Fair     Amortized     Fair   Amortized     Fair
                                   Cost       Value        Cost      Value     Cost       Value
                                                          (in thousands)
Interest-earning deposits:
  FHLB daily investment         $    -          -          897        897      1,348     1,348
  Money market fund                 225        225         369        369         58        58
                                   ----        ---         ---        ---      -----     -----
Total interest-bearing deposits $   225        225       1,266      1,266      1,406     1,406
                                   ====        ===       =====      =====      =====     =====

Federal funds sold              $   200        200         200        200        450       450
                                   ====        ===       =====      =====      =====     =====

Mutual funds:
  AMF ARM Fund                  $    -          -           -          -       7,673     7,514
  Federated Liquid Cash Trust     3,146      3,146         227        227      1,215     1,215
                                  -----      -----         ---        ---      -----     -----
Total mutual funds              $ 3,146      3,146         227        227      8,888     8,729
                                  =====      =====       =====      =====      =====     =====

FHLB-Chicago Stock              $ 5,795      5,795       3,000      3,000      2,269     2,269
                                  =====      =====       =====      =====      =====     =====

Investment securities
  available for sale:
    U.S. Government and
      agencies                 $ 66,000     64,972      47,000     47,206      5,085     5,029
Corporate asset-backed
  securities                      7,331      7,267      14,532     14,275     23,493    22,958
Corporate debt securities         5,973      5,865      23,138     23,098     43,450    42,976
                                -------     ------      ------     ------     ------    ------
Total investment securities
  available for sale           $ 79,304     78,104      84,670     84,579     72,028    70,963
                                =======     ======      ======     ======     ======    ======


The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 1996.

                                                       At September 30, 1996

                                One Year                  One to         Five to      More than
                                 or Less           Five Years      10 Years    10 Years                   Total
                                                                                                Avg
                                       Wtd               Wtd            Wtd           Wtd     remaining                  Wtd
                               Amtzd   Avg      Amtzd    Avg     Amtzd  Avg    Amtzd  Avg     Years to   Amtzd  Fair     Avg
                               Cost   Yield     Cost    Yield    Cost  Yield   Cost  Yield    Maturity   Cost   Value   Yield
                                                           (dollars in thousands)
U.S. Government and agencies  $  -      - %    11,000   6.31%  55,000  7.49%     -     -        4.2     66,000  64,972  7.46%
Corporate asset-backed
  securities                   3,524  4.87      3,807   4.76      -     -        -     -        1.7      7,331   7,267  4.87
Corporate debt securities        -      -       3,000   9.00    2,973  6.56      -     -        5.4      5,973   5,865  7.79
                              ------  ====     ------   ====    -----  ====    ----   ====     ====     ------  ------  ====
                              $3,524           17,807          57,973            -                      79,304  78,104
                              ======           ======          ======          ====                     ======  ======






SOURCES OF FUNDS

GENERAL. Deposits, loan repayments, and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank also utilizes FHLB advances from time to time.

DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW, Super NOW, money market and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas in which its home office is located. The
Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not solicited by the Bank nor does the Bank use brokers to obtain deposits. Management constantly monitors the Bank's deposit accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

The following table presents the deposit activity of the Bank for the periods indicated.

                                               Years Ended September 30,
                                           1996         1995           1994
                                                   (in thousands)
Deposits                               $ 234,407      180,925        144,236
Withdrawals                             (214,502)    (149,135)      (161,322)
                                         -------      -------        -------
Net withdrawals in excess of deposits     19,905       31,790        (17,086)
Interest credited on deposits              7,036        6,141          7,285
                                         -------      -------        -------
Total increase (decrease) in deposits  $  26,941       37,931         (9,801)
                                         =======      =======        =======


The following table sets forth time deposits over $100,000 at September 30, 1996:

                           Maturity Period
                                                 (in thousands)
                 Three months or less               $  1,819
                 Over three through six months         5,716
                 Over six through 12 months            4,655
                 Over 12 months                        8,098
                                                     -------
                                                    $ 20,288
                                                     =======
/TABLE

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of fiscal year-end balances instead of average balances resulted in any material difference in the information presented.

                                                      At September 30,
                                           1996                               1995
                                                      Weighted                         Weighted
                                          Percent of   Average             Percent of  Average
                                            Total      Nominal               Total     Nominal
                                Amount    Deposits      Rate       Amount  Deposits     Rate
                                                  (dollars in thousands)
Passbook Savings             $  86,077    28.41%      3.35%     $  81,979    9.70%      3.06%

Transaction Accounts:
  NOW/non-interest bearing       4,596     1.52         -           4,822    1.75         -
  NOW                           13,471     4.45       2.17         15,078    5.46       2.79
  Money management              16,364     5.40       4.39         14,230    5.16       5.20
  Money market                   2,828     0.93       2.85          4,204    1.52       2.86
                                ------    -----       ----         ------    ----       ----
    Total transaction accounts  37,259    12.30       2.93         38,334   13.89       3.34

Certificate Accounts:
  3 month                          572     0.19       4.80            205    1.07       4.10
  6 month                       12,287     4.06       5.00         12,891    4.67       5.45
  7 month                       39,411    13.01       5.83            -        -          -
  8 month                        5,191     1.71       5.15         16,667    6.04       6.34
  10 month                       5,277     1.74       5.34         15,775    5.72       6.08
  12 month                      11,789     3.89       5.35         13,241    4.80       5.78
  13 month                      19,760     6.52       5.93         22,455    8.14       7.66
  15 month                      31,806    10.50       5.91         17,707    6.42       5.76
  24 month                      22,515     7.43       6.38         22,069    8.00       6.17
  36 month                       7,924     2.62       5.64          9,961    3.61       5.25
  36 month rising rate          12,467     4.12       5.94         11,236    4.07       5.36
  60 month                      10,399     3.43       5.78         13,073    4.74       6.27
  Other                            200     0.07       5.65            400    0.14       5.76
                                ------    -----       ----         ------    ----       ----
  Total certificate accounts   179,598    59.29       5.79        155,680   56.41       6.14
                                ------    -----       ----         ------    ----       ----
Total Deposits               $ 302,934   100.00%      4.75%     $ 275,993  100.00%      4.83%
                               =======   ======       ====        =======  ======       ====

                                  At September 30, 1994
                                                    Weighted
                                       Percent of   Average
                                         Total      Nominal
                              Amount    Deposits      Rate
                               (dollars in thousands)
Passbook Savings             $  95,511    40.12%      2.85%

Transaction Accounts:
  NOW/non-interest bearing       4,133     1.74         -
  NOW                           12,533     5.26       2.27
  Money market                   6,825     2.87       2.60
                                ------    -----       ----
    Total transaction accounts  23,491     9.87       1.91

Certificate Accounts:
  3 month                          305     0.13       3.27
  6 month                       15,584     6.55       3.73
  8 month                       12,394     5.21       4.13
  10 month                       4,242     1.78       3.67
  12 month                      11,134     4.68       3.75
  15 month                      14,608     6.14       4.42
  24 month                      11,584     4.87       4.43
  36 month                      15,012     6.31       5.27
  36 month rising rate          20,923     8.79       5.31
  60 month                      13,070     5.49       6.43
  Other                            204     0.09       3.76
                                ------    -----       ----
  Total certificate accounts   119,060    50.01       4.69

Total Deposits               $ 238,062   100.00%      3.68%
                               =======   ======       ====
/TABLE

The following table presents, by various rate categories, the amount of certificate accounts outstanding at September 30, 1996, 1995 and 1994 and the periods to maturity of the certificate accounts outstanding at September 30, 1996.

                                                            Period to maturity from September 30, 1996
                             At September 30,
                                                                               Two to
                                                      Within       One to       Three    There-
                        1996      1995      1994     One Year     Two Years     Years    after   Total
                                                 (in thousands)
Certificate accounts:
  2.99% or less      $     587    1,358    1,302        383           66         124       14      587
  3.00% to 3.99%            -       214   32,444         -            -           -        -        -
  4.00% to 4.99%         4,080   12,677   40,799      3,361            3         716       -     4,080
  5.00% to 5.99%       107,182   58,669   36,546     86,326       13,363       5,591    1,902  107,182
  6.00% to 6.99%        60,437   50,977    3,638     37,279       20,987         112    2,059   60,437
  7.00% to 7.99%         7,312   31,096    4,051      7,312           -           -        -     7,312
  8.00% to 8.99%            -       689      253         -            -           -        -        -
  9.00% to 9.99%            -        -        27         -            -           -        -        -
 10.00% to 10.99%           -        -        -          -            -           -        -        -
                       -------  -------  -------    -------       ------      -----     -----  -------
Total                $ 179,598  155,680  119,060    134,661       34,419      6,543     3,975  179,598
                       =======  =======  =======    =======       ======      =====     =====  =======

BORROWINGS

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB-Chicago when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank obtains advances from the FHLB-Chicago secured by its capital stock in the FHLB-Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-Chicago. The maximum amount of FHLB-Chicago advances to a member institution generally is reduced by borrowings from any other source. At September 30, 1996, the Bank's FHLB-Chicago advances totalled $115.3 million.

The following table sets forth certain information regarding borrowings at and for the date indicated:

                                   At and for the Years Ended September 30,
                                               1996         1995         1994
                                                      (in thousands)
FHLB-CHICAGO ADVANCES
Average balance outstanding                 $ 74,078       46,224        20,614
Maximum amount outstanding at any
  month-end during the year                  115,300       56,733        42,000
Balance outstanding at year end              115,300       54,032        42,000
Weighted average interest rate
  during the year                              5.65%        6.03%         4.41%
Weighted average interest rate
  at end of year                               6.00%        5.88%         4.88%

SUBSIDIARY ACTIVITY

Fidelity Corporation, incorporated in 1970, is a wholly-owned subsidiary of the Bank. Fidelity Corporation's business is safe deposit box rentals, and annuity and insurance sales primarily to customers of the Bank. In addition, in cooperation with INVEST, full service securities brokerage services are offered to customers and non-customers of the Bank.

Fidelity Corporation owns a 7.64% ownership interest as a limited partner and a
 .08% ownership interest as a general partner in an Illinois limited partnership formed in 1987 for the purpose of (i) developing, in the City of Evanston, Illinois, a public parking garage containing 602 parking spaces, which was sold in 1989 to the City of Evanston, and (ii) developing, managing and operating a 190 unit luxury rental apartment building adjacent thereto. Fidelity Corporation's investment in this limited partnership, represented by its capital contributions, totalled $680,000 at September 30, 1996. Losses to Fidelity Corporation other than any liability as a general partner are limited to its capital contributions. Profits to Fidelity Corporation, if any, are initially expected to be derived from partnership operations and, after pro-rata payment of "Preferred Distributions" to the partners (including Fidelity Corporation), are to be equal to Fidelity Corporation's pro-rata ownership interests in the partnership. The apartment complex, which was completed in August 1990, was 99% occupied as of September 30, 1996. The Bank is not aware of any present plans for the disposition of this project by the partnership, nor is it aware of any further funding needs of the partnership. Fidelity Corporation's portion of the operating losses for the year ended September 30, 1996 was $35,000. Losses from the operations of the property are primarily due to the expensing of certain organizational and marketing costs and non-cash expenses such as amortization and depreciation. The losses from the partnership have reduced the Bank's income.

Real estate development and investment activities involve varying degrees of risk. In the case of rental property, decreases in occupancy rates, increases in operating expenses, declines in the underlying value of the project or in its general market area, adverse changes in local, regional and/or national economic conditions, or a combination of these or other factors can have a negative effect on the profitability and value of the project. The Bank currently does not intend to engage in further real estate development activities. At September 30, 1996, Fidelity Corporation had assets of $930,000.

Fidelity Loan Services, Inc., ("FLSI"), incorporated in 1989, is a wholly-owned subsidiary of the Bank that ceased operations in October 1994.


PERSONNEL

As of September 30, 1996, the Company had 91 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be excellent.


                          SUPERVISION AND REGULATION


GENERAL

The growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the OTS, the FDIC, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Internal Revenue Service and state taxing authorities and the SEC. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

RECENT REGULATORY DEVELOPMENTS

On September 30, 1996, President Clinton signed into law the Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the Regulatory Reduction
Act ). Subtitle G of the Regulatory Reduction Act consists of the Deposit Insurance Funds Act of 1996" (the DIFA ). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the SAIF ) in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. As a SAIF-member, the Bank is subject to the special assessment.

Under the DIFA, the amount of the special assessment payable by an institution is to be determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits as of that date but is no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain Oakar banks (i.e., Bank Insurance Fund ( BIF ) member banks that hold deposits acquired from a SAIF member that are deemed to remain SAIF insured) and certain
 Sasser banks (i.e., banks that converted from thrift to bank charters but remain SAIF members). The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. The FDIC has notified the Bank that the dollar amount of the special assessment payable by the Bank is estimated to be $1.6 million, which the Bank included in other liabilities at September 30, 1996.

In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on October 8, 1996, issued a proposed rule that would reduce regular semi-annual SAIF assessments from the current range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. Under the proposal, the new rates would be effective October 1, 1996 for Oakar and Sasser banks, but would not take affect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions other than Oakar and Sasser banks would, under the proposal, be assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the FICO ), discussed below. Because SAIF-assessable institutions have already been assessed at current rates (i.e., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the proposal contemplates that the FDIC will refund the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. Assuming the proposal is adopted as proposed, and assuming the Bank retains its current risk classification under the FDIC s risk-based assessment system, the deposit insurance assessments payable by the Bank will be reduced significantly, to the same level currently paid by the Bank s BIF-member competitors.

Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF s predecessor insurance
fund.   Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.
The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Further, the Regulatory Reduction Act removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as the Bank; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business, and credit card to be counted in full in determining a savings association s compliance with the qualified thrift lender ( QTL ) test; and provides that a savings association may be deemed to meet the QTL test if it qualifies as a domestic building and loan association under the Internal Revenue Code. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

THE COMPANY

GENERAL. The Company, as the sole shareholder of the Bank, is a savings and loan holding company. As a savings and loan holding company, the Company is registered with, and is subject to regulation by, the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). Under the HOLA, the Company is subject to periodic examination by the OTS and is required to file periodic reports of its operations and such additional information as the OTS may require.

INVESTMENTS AND ACTIVITIES. The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that does not have SAIF or BIF insurance of accounts.

A savings and loan holding company may acquire savings associations located in more than one state in both supervisory transactions involving failing savings associations and nonsupervisory acquisitions of healthy institutions, subject to the requirement that in any nonsupervisory transaction, the law of the state in which the savings association to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. State laws vary in the extent to which they allow interstate acquisitions of savings associations. Illinois law presently permits financial institution holding companies located in any state of the United States to acquire financial institutions or financial institution holding companies located in Illinois, subject to certain conditions.

A savings and loan holding company that controls only one savings association subsidiary is generally not subject to any restrictions on the non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a qualified thrift lender. If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as deemed necessary to address the risk, including imposing limitations on (i) the payment of dividends by the savings association to the holding company,

(ii) transactions between the savings association and its affiliates and (iii)

any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

Federal legislation also prohibits acquisition of control of a savings association or savings and loan holding company, such as the Company, without
prior notice to certain federal bank regulators.   Control  is defined in
certain cases as acquisition of 10% of the outstanding shares of a savings association or savings and loan holding company.

DIVIDENDS. The General Corporation Law of the State of Delaware allows the Company to pay dividends only out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company's ability to pay dividends is also dependent upon the ability of the Bank to pay dividends to the Company. OTS regulations impose certain restrictions on the ability of the Bank to pay dividends to the Company. See "--THE BANK--DIVIDENDS."

FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.



THE BANK

GENERAL. The Bank is a federally chartered savings association, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, federally chartered savings association, the Association is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF. The Bank is also a member of the Federal Home Loan Bank System (the "FHLB System"), which provides a central credit facility primarily for member institutions.

DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The amount each institution pays for FDIC deposit insurance is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. As of September 30, 1996, SAIF-member institutions were assessed at rates ranging from 0.23% of deposits to 0.31% of deposits. The FDIC has proposed to reduce SAIF assessment rates to a range of 0.18% - 0.27% of deposits for the period October 1, 1996 through December 31, 1996, and to a range of 0% - 0.27% of deposits commencing January 1, 1997. See "--RECENT REGULATORY DEVELOPMENTS."

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members, such as the Bank, have been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

OTS ASSESSMENTS. Savings associations are required to pay assessments to the OTS to fund the operations of the OTS. The amount of the OTS assessment is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OTS on the quarterly Thrift Financial Reports. During the year ended September 30, 1996, the Bank paid total OTS assessments of $97,000.

CAPITAL REQUIREMENTS. The OTS has established the following minimum capital standards for savings associations, such as the Bank: a core capital requirement, consisting of a minimum ratio of core capital (consisting primarily of stockholders' equity) to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital (defined as core capital minus all intangible assets other than a specified amount of purchased mortgage servicing rights) to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OTS provide that additional capital may be required to take adequate account of an institution's exposure to interest rate risk and the risks posed by concentrations of credit and nontraditional activities.

At September 30, 1996, the Bank exceeded its minimum regulatory capital requirements, as follows:

                                                                       4.0%
                     Actual    Required    Excess      Actual       Required
                     Capital   Capital     Capital   Percentage   Percentage(1)
                                  (dollars in thousands)
Risk-based         $ 38,042    18,020      20,022      16.9%         8.0%
Tangible             37,639     7,023      30,616       8.0          1.5
Core (leverage)      37,639    14,046      23,593       8.0          3.0

(1) Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3% core (leverage) capital ratio, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% core (leverage) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based standard itself, a 4% Tier 1 risk-based capital standard.

Federal law provides the OTS with broad power to take prompt corrective action to resolve the problems of undercapitalized savings associations. The extent of the OTS's powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the OTS's corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

DIVIDENDS. OTS regulations impose limitations upon all capital distributions by thrifts, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ( Tier 1
Institution ) could, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year of up to the higher of
(i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior regulatory approval. As of September 30, 1996, the Bank was a Tier 1 Institution.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 1996. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the

Bank's conversion from the mutual to the stock form of ownership in 1993. For the year ended September 30, 1996, approximately $4.3 million was paid as dividends to the Company by the Bank.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The OTS has adopted guidelines which establish operational and managerial standards to promote the safety and soundness of savings associations. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the OTS may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the OTS expects to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the OTS, would constitute grounds for further enforcement action.

QUALIFIED THRIFT LENDER TEST. Under the qualified thrift lender ("QTL") test in effect during the year ended September 30, 1996, the Bank generally was required to invest at least 65% of its portfolio assets in "qualified thrift investments," as measured on a monthly average basis in nine out of every 12 months. Qualified thrift investments for purposes of the QTL test consist principally of residential mortgage loans, mortgage-backed securities and other housing and consumer-related investments. The term "portfolio assets" is statutorily defined to mean a savings association's total assets less goodwill and other intangible assets, the association's business property and a limited amount of its liquid assets. As of September 30, 1996, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 85.3%. Under amendments to the HOLA enacted September 30, 1996, the Bank will be deemed to satisfy the QTL test if it either holds qualified thrift investments equaling 65% or more of its portfolio assets, as described above, or qualifies as a domestic building and loan association under the Internal
Revenue Code.  See "--RECENT REGULATORY DEVELOPMENTS."

LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings (i.e., those repayable in 12 months or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings, depending upon economic conditions and the deposit flows of savings associations. OTS regulations also require each savings association to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements. At September 30, 1996, the Bank was in compliance with OTS liquidity requirements, with an overall liquidity ratio of 8.2% and a short-term liquidity ratio of 1.5%.

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of twelve regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. The Bank is a member of the FHLB of Chicago, and as such is required to own shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB of Chicago, whichever is greater. The Bank is in compliance with this requirement with an investment in FHLB of Chicago stock of $5.8 million at September 30, 1996.

The FHLBs are required to provide funds to cover certain FICO obligations and to contribute funds for affordable housing programs. These requirements could reduce the dividends paid by the FHLBs on their outstanding stock and could also result in the FHLBs imposing higher rates of interest on advances to their members, which could reduce the Bank's net interest income. During the fiscal year ended September 30, 1996, the Bank received dividends on its stock in the FHLB of Chicago totalling $271,000.

FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:
for accounts aggregating $52.0 million or less, the reserve requirement is 3%;
and for accounts greater than $52.0 million, the reserve requirement is $1.6 million plus 10% of the amount of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve Board. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


IMPACT OF NEW ACCOUNTING STANDARDS

In March 1995, the FASB issued Statement of Financial Accounting Standards
("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of". SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. SFAS No. 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure that impairment. SFAS No. 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. The Company will implement SFAS No. 121 on October 1, 1996. The adoption of SFAS No. 121 will not have a material impact of the Company's financial position or results of operations.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing
Rights." SFAS No. 122 is effective  for fiscal years beginning after December
15, 1995, with earlier application encouraged.  SFAS No. 122 requires the recognition of a separate assets related to rights to service loans for others, however those servicing rights are acquired.  SFAS No. 122 also requires an assessment of the capitalized mortgage rights for impairment based on the fair value of those rights.  The Company will implement the provisions of SFAS No.
122 on October 1, 1996.   The adoption of SFAS No. 122 will not have a material
impact of the Company's financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based
Compensation". SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, the fiscal year beginning October 1, 1996 for the Company.
SFAS No. 123 allows for alternative accounting treatment for stock-based compensation which the Company currently reports under Accounting Principles
Board (APB) No. 25, "Accounting for Stock Issued to Employees." The Company does not intend to elect the fair value-based method of expense recognition for stock-based compensation as contemplated by SFAS No. 123, but rather will adopt the pro forma disclosure alternative provided in SFAS No. 123, and continue to account for stock-based compensation under APB No. 25.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities."  SFAS No.
125, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No.
125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

No other new accounting policies were adopted and the application of existing policies was not changed during fiscal 1996.





















ITEM 8.   FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS of FINANCIAL CONDITION
(Dollars in thousands)
September 30, 1996 and 1995


ASSETS                                                                      1996       1995
Cash and due from banks                                                 $   3,848      2,649
Interest-earning deposits                                                     225      1,266
Federal funds sold                                                            200        200
Investment in dollar-denominated mutual funds, at fair value                3,146        227
FHLB of Chicago stock, at cost                                              5,795      3,000
Mortgage-backed securities held to maturity, at amortized cost
  (approximate fair value of $21,766 and $26,769 at
  September 30, 1996 and 1995)                                             21,673     26,484
Investment securities available for sale, at fair value                    78,104     84,579
Loans receivable, net of allowance for loan losses of $810 and $403
  at September 30, 1996 and 1995                                          354,255    266,735
Accrued interest receivable                                                 3,199      2,910
Real estate in foreclosure                                                     97         -
Premises and equipment                                                      3,780      3,988
Deposit base intangible                                                       158        219
Other assets                                                                1,382      1,407
                                                                         --------    -------
                                                                        $ 475,862    393,664
                                                                         ========    =======

LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                  302,934    275,993
Borrowed funds                                                            115,300     54,032
Advance payments by borrowers for taxes and insurance                       1,953      4,908
Other liabilities                                                           6,847      4,939
                                                                         --------    -------
   Total liabilities                                                      427,034    339,872

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized 2,500,000 shares;
  none outstanding                                                             -          -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,866,108 and 3,278,894 shares outstanding
  at September 30, 1996 and 1995, respectively                                 38         38
Additional paid-in capital                                                 37,079     36,795
Retained earnings, substantially restricted                                27,851     26,449
Treasury stock, at cost (916,242 and 503,456 shares at
  September 30, 1996 and 1995, respectively)                              (12,619)    (5,978)
Common stock acquired by Employee Stock Ownership Plan                     (2,078)    (2,494)
Common stock acquired by Bank Recognition and Retention Plans                (708)      (963)
Unrealized loss on investment securities available for sale,
  less applicable taxes                                                      (735)       (55)
                                                                         --------    -------
   Total stockholders' equity                                              48,828     53,792
                                                                         --------    -------
Commitments and contingencies

                                                                         $475,862    393,664
                                                                         ========    =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of EARNINGS
(Dollars in thousands, except per share data)
Years ended September 30, 1996, 1995, and 1994

                                                                  1996       1995       1994
INTEREST INCOME:
  Loans receivable                                             $ 23,907     19,329     16,013
  Investment securities                                           5,772      4,240      2,325
  Mortgage-backed securities                                      1,703      2,302        777
  Interest earning deposits                                          60         54        103
  Federal funds sold                                                 38         24      1,035
  Commercial paper                                                   -          -         209
  Investment in dollar-denominated mutual funds                      74        220        651
                                                                -------     ------     ------
                                                                 31,554     26,169     21,113
INTEREST EXPENSE:
  Deposits                                                       13,941     10,966      8,849
  Borrowed funds                                                  4,188      2,786        910
                                                                -------     ------     ------
                                                                 18,129     13,752      9,759

Net interest income before provision for loan losses             13,425     12,417     11,354
  Provision for loan losses                                         410        192         48
                                                                -------     ------     ------
Net interest income after provision for loan losses              13,015     12,225     11,306

NON-INTEREST INCOME:
  Gain (loss) on sale of investment securities
    available for sale                                               -         274        (17)
  Fees and commissions                                              379        398        680
  Insurance and annuity commissions                                 519        519        536
  Other                                                              59         38         42
                                                                -------     ------     ------
                                                                    957      1,229      1,241

NON-INTEREST EXPENSE:
  General and administrative expenses:
    Salaries and employee benefits                                4,878      4,570      4,451
    Office occupancy and equipment                                1,208      1,220      1,119
    Data processing                                                 449          407        315
    Advertising and promotions                                      421        476        466
    Federal deposit insurance premiums                            2,294        564        560
    Other                                                         1,294      1,118      1,172
                                                                -------     ------     ------
  Total general and administrative expenses                      10,544      8,355      8,083

  Amortization of intangible                                         61         72         81
  Recapture of credit enhancement losses                            (10)       (90)        -
                                                                -------     ------     ------
                                                                 10,595      8,337      8,164

Income before income taxes                                        3,377      5,117      4,383
Income tax expense                                                1,235      2,033      1,703
                                                                -------     ------     ------
NET INCOME                                                     $  2,142      3,084      2,680
                                                                =======     ======     ======

Earnings per share - primary                                      $0.72       0.94       0.71
Earnings per share - fully diluted                                $0.72       0.93       0.71

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
Years ended September 30, 1996, 1995, and 1994

                                                                                      Unrealized
                                                                               Common   Loss On
                                                                     Common    Stock   Investment
                                      Additional                     Stock    Acquired Securities
                               Common   Paid-in   Retained Treasury  Acquired   By      Available
                                Stock   Capital   Earnings  Stock    By ESOP  By BRRP's For Sale   Total
Balance at September 30, 1993    $ -        -     21,100       -       -           -        -     21,100
Net income                         -        -      2,680       -       -           -        -      2,680
Net proceeds of common stock
  issued                           37    35,188       -        -     (2,909)       -        -     32,316
Adjustment to paid-in capital
  resulting from BRRP stock
  purchase                          1     1,454       -        -       -        (1,455)     -          -
Purchase of treasury stock
  189,117 shares)                  -        -         -     (2,045)    -           -        -     (2,045)
Amortization of award of BRRP
  stock                            -        -         -        -       -           236      -   236
Unrealized loss on investment
  securities available for sale    -        -         -        -       -           -      (810)     (810)
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1994      38    36,642   23,780    (2,045)  (2,909)    (1,219)   (810)   53,477

Net income                         -        -      3,084       -       -           -        -      3,084
Purchase of treasury stock
 (316,339 shares)                  -        -         -     (3,957)    -           -        -     (3,957)
Cash dividends ($.12 per share)    -        -       (415)      -       -           -        -       (415)
Amortization of award of BRRP
  stock                            -        -         -        -       -           256      -   256
Cost of ESOP shares released       -        -         -        -        415        -        -        415
Exercise of stock options and
  reissuance of treasury shares
 (2,000 shares)                    -         (4)      -         24     -           -        -         20
Tax benefit related to vested
  BRRP stock                       -         26       -        -       -           -        -         26
Tax benefit related to stock
  options exercised                -          1       -        -       -           -        -          1
Market adjustment for committed
  ESOP shares                      -        130       -        -       -           -        -        130
Change in unrealized loss on
 investment securities available
 for sale                          -        -         -        -       -           -       755       755
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1995      38    36,795    26,449   (5,978)  (2,494)     (963)     (55)   53,792

Net income                         -        -       2,142      -         -         -        -      2,142
Purchase of treasury stock
 (414,986 shares)                  -        -         -     (6,669)      -         -        -     (6,669)
Cash dividends ($.24 per share)    -        -        (740)     -         -         -        -       (740)
Amortization of award of BRRP
  stock                            -        -         -        -         -        255       -   255
Cost of ESOP shares released       -        -         -        -        416        -        -        416
Exercise of stock options and
 reissuance of treasury shares
 (2,200 shares)                    -         (6)      -         28     -           -        -         22
Tax benefit related to vested
  BRRP stock                       -         51       -        -       -           -        -         51
Tax benefit related to stock
  options exercised                -          3       -        -       -           -        -          3
Market adjustment for committed
  ESOP shares                      -        236       -        -       -           -        -        236
Change in unrealized loss on
  investment securities available
  for sale                         -         -        -        -       -           -      (680)     (680)
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1996     $38    37,079    27,851  (12,619)  (2,078)     (708)    (735)   48,828
                                  ===    ======   =======   ======   ======     ======   =====    ======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Dollars in thousands)

Years ended September 30,                                                1996       1995      1994
Cash flows from operating activities:
Net income                                                              $2,142      3,084     2,680
Adjustment to reconcile net income to net cash provided by
  operating activities:
    Depreciation                                                           385        342       353
    Deferred income taxes                                                 (229)       217      (183)
    Provision for loan losses                                              410        192        48
    Recapture of credit enhancement provision for loss                     (10)       (90)       -
    Net amortization and accretion of premiums and discounts               210        698       400
    Amortization of cost of stock benefit plans                            255        256       236
    Principal payment on ESOP loan                                         416        415        -
    Market adjustment for committed ESOP shares                            236        130        -
    Deferred loan fees, net of amortization                             (1,144)      (631)     (606)
    Amortization of deposit base intangible                                 61         72        81
    Federal Home Loan Bank of Chicago stock dividends                       -         (40)       -
    Loss (gain) on sale of investment securities available for sale         -        (274)       17
    Origination of loans held for sale                                      -          -     (5,004)
    Proceeds from sale of loans                                             -          -      5,448
    Increase in accrued interest receivable                               (289)      (549)   (1,109)
    Decrease (increase) in other assets, net                               (41)       (34)      483
    Increase in other liabilities, net                                   2,621        804       811
                                                                        ------      -----    ------
NET CASH PROVIDED by OPERATING ACTIVITIES                                5,023      4,592     3,655

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities
      available for sale                                                63,000     22,686    11,215
   Proceeds from sale of investment securities available for sale           -      14,627        -
   Proceeds from redemption of mutual funds                                 40      8,552    16,562
   Proceeds from redemption of Federal Home Loan Bank of Chicago stock     179         -         -
   Proceeds from loan participation sold                                 1,890         -         -
   Proceeds from sale of real estate owned                                  -         161        -
   Purchase of dollar-denominated mutual funds                          (2,959)       (12)   (4,415)
   Purchase of Federal Home Loan Bank of Chicago stock                  (2,974)      (691)       -
   Purchase of investment securities available for sale                (65,000)   (59,450)  (78,485)
   Purchase of mortgage-backed securities held to maturity                  -          -    (30,399)
   Loans originated for investment                                    (139,589)   (77,880)  (59,539)
   Purchase of loans receivable                                             -      (3,000)   (3,369)
   Purchase of premises and equipment                                     (177)    (1,946)     (228)
   Principal repayments collected on loans receivable                   50,820     31,100    50,748
   Principal repayments collected on investment securities
      available for sale                                                 7,203      9,229     6,649
   Principal repayments collected on mortgage-backed
      securities held to maturity                                        4,835      3,050       816
                                                                        ------      -----    ------
NET CASH USED IN INVESTING ACTIVITIES                                  (82,732)   (53,574)  (90,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                  26,941     37,931    (9,801)
   Net increase in borrowed funds                                       61,268     12,032    42,000
   Net increase (decrease) in advance payments by borrowers for
      taxes and insurance                                               (2,955)     3,931      (265)
   Net proceeds from sale of stock                                          -          -     32,316
   Purchase of treasury stock                                           (6,669)    (3,957)   (2,045)
   Payment of common stock dividends                                      (740)      (415)       -
   Proceeds from exercise of stock options                                  22         20        -
                                                                        ------      -----    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               77,867     49,542    62,205
Net change in cash and cash equivalents                                    158        560   (24,585)
Cash and cash equivalents at beginning of year                           4,115      3,555    28,140
                                                                        ------      -----    ------
Cash and cash equivalents at end of year                               $ 4,273      4,115     3,555
                                                                        ======      =====    ======
CASH PAID DURING THE YEAR FOR:
  Interest                                                            $ 17,825     13,674     9,451
  Income taxes                                                           1,371      1,543     1,559
NON-CASH INVESTING ACTIVITIES - Loans transferred to real
     estate in foreclosure                                                 113        193        88

See accompanying notes to consolidated financial statements.

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fidelity Bancorp, Inc. (the "Company") is a Delaware corporation incorporated on September 7, 1993 for the purpose of becoming the savings and loan holding company for Fidelity Federal Savings Bank (the "Bank"). On December 15, 1993, the Bank converted from a mutual to a stock form of ownership, and the Company completed its initial public offering and with a portion of the net proceeds acquired all of the issued and outstanding capital stock of the Bank.

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles (GAAP) and to general practices within the thrift industry. In order to prepare the Bank's financial statements in conformity with GAAP, management is required to make certain estimates that affect the amounts reported in the financial statements and accompanying notes. These estimates may differ from actual results. The following describes the more significant accounting policies.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fidelity Federal Savings Bank and the Bank's wholly owned operating subsidiary, Fidelity Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN MUTUAL FUNDS

Investments in mutual funds are designated as available for sale and are carried at fair value.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Management determines the appropriate classification of securities at the time of purchase. The current mortgage-backed securities portfolio is designated as held to maturity, as management has the ability and positive intent to hold these securities to maturity. These securities are carried at cost, adjusted for premiums and discounts. Amortization of premiums and accretion of discounts is recognized into interest income by the interest method over the remaining contractual lives of the securities.

INVESTMENT SECURITIES

Investment securities which the entity has the positive intent and ability to hold to maturity are classified as "held to maturity" and measured at amortized cost. Investments purchased for the purpose of being sold are classified as trading securities and measured at fair value with any changes in fair value included in earnings. All other investments that are not classified as "held to maturity" or "trading" are classified as "available for sale". Investments available for sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of related tax effects. All government and corporate securities are classified as available for sale, and there are no trading securities.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances less loans in process, deferred loan fees or costs, unearned discounts, and allowances for loan losses.

Loan fees or costs are deferred, net of certain direct costs associated with loan originations. Net deferred fees or costs are amortized as yield adjustments over the contractual life of the loan using the interest method.

On October 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures". Statement No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Statement No. 118 eliminates the provisions for Statement No. 114 that describe how a creditor should report interest income on an impaired loan and allows a creditor to use existing methods to recognize, measure, and display interest income on an impaired loan.

The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. The allowance for loan losses reflects management's estimate of the reserves needed to cover the risks inherent in the Bank's loan portfolio. In determining a proper level of loss reserves, management periodically evaluates the adequacy of the allowance based on general trends in the real estate market, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions. The Bank's recent historical trends have resulted in no significant losses on loans that are 90 days or greater delinquent and on loans which management believes are uncollectible. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans receivable. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgements of information available to them at the time of their examination.

REAL ESTATE IN FORECLOSURE

Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of fair value or the related loan balance at the date of foreclosure, less estimated costs to dispose. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property subsequently exceeds its estimated net realizable value.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are computed using the straight-line method over the estimated useful life of the respective asset. Useful lives are 25 to 40 years for office buildings, and 3 to 10 years for furniture, fixtures, and equipment. Amortization of leasehold improvements is computed on the straight-line method over the lesser of the term of the lease or the useful life of the property.

DEPOSIT BASE INTANGIBLE

The deposit base intangible arising from the Bank's branch purchase and assumption of the deposit liabilities is being amortized over 10 years, using the interest method. Accumulated amortization as of September 30, 1996 and 1995 was $354,000 and $293,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released annually to participants in the ESOP. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of stockholders' equity.

INCOME TAXES

Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Income tax benefits attributable to vested Bank Recognition and Retention Plans ("BRRP") stock and exercised non-qualified stock options are credited to additional paid-in-capital.

Deferred income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the applicable tax rate to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of any such tax law change. A valuation allowance is established on deferred tax assets when, in the opinion of management, the realization of the deferred tax asset does not meet the "more likely than not" criteria.

INSURANCE AND ANNUITY COMMISSIONS

Insurance and annuity commissions are recognized as income as of the date of inception of the related policy and contracts. Income is reduced for commissions applicable to return premiums when the credit is issued to the policyholder.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, and federal funds sold.

EARNINGS PER SHARE

Earnings per share of common stock for the year ended September 30, 1996 has been determined by dividing net income by 2,984,863 and 2,993,069, the weighted average number of primary and fully diluted shares of common stock and common stock equivalents outstanding, respectively. Earnings per share of common stock for the year ended September 30, 1995 has been determined by dividing net income by 3,281,872 and 3,331,536, the weighted average number of primary and fully diluted shares of common stock and common stock equivalents outstanding, respectively. Pro forma earnings per share of common stock for the year ended September 30, 1994 has been determined by dividing net income by 3,753,567 and 3,773,119, the weighted average number of primary and fully diluted shares of common stock and common stock equivalents, respectively, outstanding as if the Company's initial public offering took place on October 1, 1993. Stock options are regarded as common stock equivalents and are therefore considered in both the primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released, effective October 1, 1994.

(2)   MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity are summarized as follows:

                                           1996                           1995
                                    Gross      Gross                       Gross       Gross
                       Amortized unrealized unrealized Fair    Amortized unrealized unrealizef Fair
                         cost      gains     losses   value      cost     gains      losses   value
                                                        (in thousands)
Federal Home Loan
  Mortgage
  Corporation          $ 21,673      93         -    21,766      26,484     285         -     26,769

There were no sales of mortgage-backed securities held to maturity during the years ended September 30, 1996, 1995, and 1994.


(3)   INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale are summarized as follows:

                                           1996                           1995
                                    Gross      Gross                          Gross       Gross
                       Amortized unrealized unrealized  Fair      Amortized unrealized unrealized   Fair
                         cost      gains     losses     value        cost      gains      losses    value
                                                        (in thousands)
U.S. Government and
  agency obligations
  due:
    Within one year    $     -       -        -           -          1,000        2          -       1,002
    After one year
      to five years       11,000     -       479       10,521       26,000       19           9     26,010
    After 5 years
      to 10 years         55,000     -       549       54,451       20,000      194          -      20,194
                        --------   ---     -----      -------      -------     ----         ---    -------
                          66,000     -     1,028       64,972       47,000      215           9     47,206
                        ========   ===     =====      =======      =======     ====         ===    =======

Corporate debt
  securities due:
    Within one year         -        -        -           -         20,138       -           40     20,098
    After one year
      to five years        3,000     -        30        2,970        3,000       -           -       3,000
    After 5 years
      to 10 years          2,973     -        78        2,895          -         -           -          -
                        --------   ---      ----      -------      -------     ----         ---    -------
                           5,973     -       108        5,865       23,138       -           40     23,098
                        ========   ===     =====      =======      =======     ====         ===    =======

Corporate asset-backed
  securities               7,331     4        68        7,267       14,532       -          257     14,275
                        --------   ---      ----      -------      -------     ----         ---    -------

                       $  79,304     4     1,204       78,104       84,670      215         306     84,579
                        ========   ===     =====      =======      =======     ====         ===    =======

Proceeds from the sale of investment securities available for sale during 1995 were $14.6 million. There were no sales of investment securities available for sale in 1996 and 1994. Gross realized gains of $409,000 and gross realized losses of $121,000 were recorded in 1995. The fair value of all investment securities available for sale is based upon quoted market prices. Actual maturities may differ from contractual maturities shown in the table above because the borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(4)  LOANS RECEIVABLE

Loans receivable are summarized as follows at September 30:

                                                     1996             1995
                                                         (in thousands)
One-to-four family mortgages                      $ 277,086           203,974
Multifamily mortgages                                55,341            45,698
Commercial                                            5,656             2,478
Commercial leases                                     2,032             2,373
Consumer loans                                       13,585            12,442
                                                  ---------          --------
Gross loans receivable                              353,700           266,965

Less:
  Loans in process                                       (3)              (77)
  Deferred loan costs                                 1,414               270
  Allowance for losses on loans                        (810)             (403)
  Unearned discount on consumer loans                   (46)              (20)
                                                  ---------          --------
                                                  $ 354,255           266,735
                                                  =========          ========

Weighted average interest rate                        7.74%             8.00%
                                                     ======            ======

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1996, 1995, and 1994 were approximately $14,857,000, $16,528,000, and $18,753,000, respectively. Custodial balances maintained in connection with the mortgage loans serviced for others are included in deposits at September 30, 1996, 1995, and 1994 and were approximately $246,000, $601,000, and $255,000, respectively. Service fee income for the years ended September 30, 1996, 1995, and 1994 was $59,000, $60,000, and $79,000, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                1996       1995      1994
                                                      (in thousands)
Balance at beginning of year                   $ 403       228        233
Provision for loan losses                        410       192         48
Charge-offs                                      (34)      (26)       (53)
Recoveries                                        31         9         -
                                               -----      ----       ----
Balance at end of year                         $ 810       403        228
                                               =====      ====       ====

Non-accrual loans receivable were as follows:

                                                     Principal     Percent of
                                                      Balance      total loans
                                           Number  in thousands)   receivable
September 30, 1996:
  Loans receivable                          11        $ 1,054        0.30%
  Commercial leases, Bennett Funding Group   1          2,032        0.57%
September 30, 1995                          13            617        0.23%
September 30, 1994                           8            282        0.13%

On October 1, 1995, the Company adopted Statements No. 114 and 118. The Company's non-performing loan policies, which address nonaccrual loans and any other loans where the Company may be unable to collect all amounts due according to the contractual terms of the loan, meet the definition set forth for impaired loans in Statement No. 114. On October 1, 1995, the Company had no impaired loans under the guidelines of Statement No. 114. At September 30, 1996, the recorded investment in loans considered to be impaired under Statement No. 114 was $2.0 million, which solely consisted of certain commercial equipment leases as more fully discussed below. For statistical and discussion purposes, the leases are considered to be one loan.

From October 1994 through January 1995, the Bank purchased 454 full-payout commercial equipment leases located in various parts of the country with original aggregate outstanding principal balances of $3.0 million. Since that time, normal lease payments have reduced the aggregate outstanding balance to $2.0 million. These leases were all originated by, serviced by, and financially guaranteed by Bennett Funding Group ("BFG") of Syracuse, New York. On March 29, 1996, it was reported that BFG was the target of a civil complaint filed by the Securities and Exchange Commission. On that same date, BFG filed a Chapter 11 bankruptcy petition in the Northern District of New York and halted payments on lease agreements.

The Bankruptcy Trustee is currently collecting the lease payments from the lessees and holding them in escrow pending the outcome of the litigation concerning BFG, its creditors, and related issues. The Company is vigorously pursuing legal remedies in an attempt to collect and protect amounts due under the terms of the underlying leases. There can be no assurance that additional losses will not be incurred in connection with the BFG leases.

The Bank's $2.0 million of commercial equipment leases originated by BFG meet the criteria for impaired loans. The average recorded investment in impaired loans for the year ended September 30, 1996 was $ 1.2 million. The related allowance for impaired loans was $406,000 at September 30, 1996. For the year ended September 30, 1996, the Company's income recognition for these loans was limited to actual cash received, prior to the BFG bankruptcy filing, which amounted to $88,000.

(5)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows at September 30:

                                                     1996            1995
                                                         (in thousands)
Loans receivable                                   $ 1,831          1,366
Mortgage-backed securities                             129            158
Investment securities available for sale             1,269          1,416
Investment in dollar-denominated mutual funds           13             -
Reserve for uncollected interest                       (43)           (30)
                                                    ------          -----
                                                   $ 3,199          2,910
                                                    ======          =====


(6)  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at September 30:

                                                      1996          1995
                                                        (in thousands)
Land                                               $   803           796
Buildings                                            3,513         3,419
Leasehold improvements                               1,374         1,374
Furniture, fixtures, and equipment                   2,993         2,917
                                                    ------         -----
                                                     8,683         8,506
Less accumulated depreciation and amortization       4,903         4,518
                                                    ------         -----
                                                   $ 3,780         3,988
                                                    ======         =====

Depreciation and amortization of premises and equipment for the years ended September 30, 1996, 1995, and 1994 was $385,000, $342,000, and $353,000,
respectively.

The Bank is obligated under non-cancelable leases on two of its branches. Both leases contain renewal options and rent escalation clauses. Rent expense under these leases for the years ended September 30, 1996, 1995, and 1994 approximated $148,000, $130,000, and $42,000, respectively. The projected minimum rentals under existing leases as of September 30, 1996, are as follows:

Year ended September 30,                      Amount
            1997                         $   136,000
            1998                              92,000
            1999                              97,000
            2000                              98,000
            2001                              99,000
            Thereafter                       748,000
                                           ---------
            Total                        $ 1,270,000

(7)  DEPOSITS

Deposits are summarized as follows at September 30:

                                            1996                                    1995
                            Stated or                                Stated or
                            Weighted               Percent            Weighted                 Percent
                            Average                of total            Average                of total
                             Rate       Amount     deposits             Rate      Amount     deposits
                                                      (Dollars in thousands)
Passbook accounts            3.35%     $ 86,077     28.4%               3.06       81,979       29.7%

NOW accounts                 2.17        18,067      6.0                2.02       19,900        7.2
Money market and
  management accounts        4.16        19,192      6.3                4.67       18,434        6.7
                             ----       -------     ----               -----       ------      -----
                                        123,336     40.7                          120,313       43.6

Certificate accounts:
  91-day certificates        4.80           572      0.2                4.10          205        0.1
  6-month certificates       5.00        12,287      4.1                5.45       12,891        4.7
  7-month certificates       5.83        39,411     13.0                 -            -           -
  8-month certificates       5.15         5,191      1.7                6.34       16,667        6.0
  10-month certificates      5.34         5,277      1.7                6.08       15,775        5.7
  12-month certificates      5.35        11,789      3.9                5.78       13,241        4.8
  13-month certificates      5.93        19,760      6.5                7.66       22,455        8.2
  15-month certificates      5.91        31,806     10.6                5.76       17,707        6.4
  24-month certificates      6.38        22,515      7.4                6.17       22,069        8.0
  36-month certificates      5.64         7,924      2.6                5.25        9,961        3.6
  36-month rising rate
    certificates             5.94        12,467      4.1                5.36       11,236        4.1
  60-month certificates      5.78        10,399      3.4                6.27       13,073        4.7
  Other certificates         5.65           200      0.1                5.76          400        0.1
                             ----       -------     ----               -----      -------      -----
                                        179,598     59.3                          155,680       56.4
                                        -------     ----                          -------      -----
                             4.75%     $302,934    100.0%               4.83      275,993      100.0%
                             ====       =======    =====               =====      =======      =====


The contractual maturities of certificate accounts are as follows at September
30:

                                      1996                     1995
                               Amount     Percent       Amount        Percent
                           (in thousands)           (in thousands)
Under 12 months             $ 134,661      75.0%        110,199         70.8
12 to 36 months                40,962      22.8          40,201         25.8
Over 36 months                  3,975       2.2           5,280          3.4
                            ---------     -----         -------        -----
                            $ 179,598     100.0%        155,680        100.0
                            =========     =====         =======        =====

The aggregate amount of certificate accounts with a balance of $100,000 or greater at September 30, 1996 and 1995 was approximately $20,288,000 and $23,854,000, respectively.

Interest expense on deposit accounts is summarized as follows for the years ended September 30:

                                                      1996    1995     1994
                                                         (in thousands)
NOW accounts                                      $    329     345      350
Money market and management accounts                   841     388      224
Passbook accounts                                    2,455   2,618    2,979
Certificate accounts                                10,316   7,615    5,296
                                                    ------  ------    -----
                                                  $ 13,941  10,966    8,849
                                                    ======  ======    =====

(8)  BORROWED FUNDS

Borrowed funds are summarized as follows at September 30:

                                      Interest rate            Amount
                                      1996     1995       1996        1995
                                                            (in thousands)
Secured advances from the
  FHLB of Chicago:
    Fixed rate advances due:
      January 3,1996                     - %   5.82     $     -       50,000
      January 5,1998                   5.29      -         24,000        -
      August 16,1998                   6.04      -         14,000        -
    Open line advance, due on demand   6.22    6.66        77,300      4,032
                                       ----   -----       -------     ------
                                                        $ 115,300     54,032
                                                        =========     ======
Weighted average rate                  6.00%   5.88
                                      ======  =====

The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank of Chicago (the "FHLB-Chicago"). All stock in the FHLB-Chicago is pledged as additional collateral for these advances.

(9)  REGULATORY CAPITAL

The Bank is subject to regulatory capital requirements under the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators which could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting purposes.

OTS regulations require all savings institutions to meet three capital requirements: a tangible capital to adjusted total assets ratio of 1.5%, a core capital to adjusted total assets ratio of 3.0%, and a risk-based capital to total risk-weighted assets ratio of 8.0%. Management believes, as of September 30, 1996, that the Bank meets all capital adequacy requirements to which it is subject. The following table reflects the Bank's regulatory capital as of September 30, 1996 as it relates to its three capital adequacy requirements.

                                              Required For Capital
                             Actual            Adequacy Purposes        Excess
                             Amount   Ratio     Amount    Ratio         Amount
                                        (dollars in thousands)
As of September 30, 1996:

Risk-based                 $ 38,042    16.9%    $ 18,020    8.0%       $ 20,022
Tangible                     37,639     8.0        7,023    1.5          30,616
Core (leverage)              37,639     8.0       14,046    3.0          23,593

As of September 30, 1995:

Risk-based                 $ 40,717    20.7%    $ 15,733    8.0%       $ 24,984
Tangible                     40,314    10.5        5,755    1.5          34,559
Core (leverage)              40,314    10.5       11,509    3.0          28,805

Core capital is defined as common stockholder's equity plus non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, plus 90% of the fair value of readily marketable purchased mortgage servicing rights, less non-qualifying intangible assets, such as goodwill and core deposit intangibles. Tangible capital is defined as core capital less all intangible assets other than a limited amount of readily marketable purchased mortgage servicing rights. The risk-based requirement requires the Bank to maintain risk-based capital of 8% of total risk-weighted assets. Assets of the Bank, including certain off-balance sheet items, are adjusted to reflect degrees of credit risk to compute total risk-weighted assets. Capital for this computation includes core capital plus supplementary capital, which included general loan loss reserves.

OTS regulations require that in meeting the tangible, core, and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.





















(10)  INCOME TAXES

Income tax expense is summarized as follows for the years ended September 30:
<TABLE.
CAPTION>
                                             1996        1995        1994
                                                    (in thousands)
Current:
  Federal                                 $ 1,425       1,515        1,189
  State                                        27         237          237
                                           ------       -----        -----
Total current                               1,452       1,752        1,426

Deferred:
  Federal                                    (177)        229          220
  State                                       (40)         52           57
                                           ------       -----        -----
Total deferred                               (217)        281          277
                                           ------       -----        -----
                                          $ 1,235       2,033        1,703
                                           ======       =====        =====

The reasons for the difference between the effective tax rate and the corporate Federal income tax rate of 34% are detailed as shown below for the years ended September 30:

                                            1996         1995         1994
Federal income tax rate                     34.0%        34.0         34.0
State income taxes, net of federal benefit    -           3.7          4.4
Other                                        2.6          2.0          0.4
                                           ------       -----        -----
Effective income tax rate                   36.6%        39.7         38.8
                                           ======       =====        =====

Retained earnings at September 30, 1996 includes $4.6 million of "base-year" tax bad debt reserves for which no provision for Federal income tax has been made. If in the future this amount, or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, a federal and state tax liability will be imposed on the amount so used at the then current corporate income tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at September 30:

                                                    1996       1995
                                                     (in thousands)
Deferred tax assets:
  Deferred compensation                           $     8         4
  Allowance for loan loss                             315       160
  Unrealized loss on investment securities
    available for sale                                465        36
  Accrual for SAIF special assessment                 629         -
  Other                                               109        47
                                                     ----       ---
Deferred tax assets                                 1,526       247

Deferred tax liabilities:
  Deferred loan fees and costs                     (1,151)     (599)
  FHLB stock, due to stock dividends                 (149)     (149)
  Property and equipment, due to depreciation         (89)      (27)
  Tax bad debt reserves                              (808)     (748)
  Tax basis in partnership less than book            (170)     (164)
  Pension plan                                        (29)      (61)
  Other                                               (81)      (98)
                                                   ------     -----
Deferred tax liabilities                           (2,477)   (1,846)
                                                   ------     -----
Net deferred tax liability                        $  (951)   (1,599)
                                                   ======    ======

Management believes that it is more likely than not that the deferred tax assets will be realized, therefore, no valuation allowance has been recorded at September 30, 1996 and 1995.


(11) PENSION PLAN

The Bank has a noncontributory defined benefit pension plan which covers substantially all full-time employees who are 21 years of age and older and have been employed for a minimum of one year. Pension costs are accrued and funded as computed by the consulting actuary, using the entry age normal actuarial cost method. Total pension expense for the years ended September 30, 1996, 1995, and 1994 was approximately $111,000, $93,000, and $98,000, respectively.

Accumulated benefit obligation, projected benefit obligation, accrued pension liability, and net periodic pension cost, as estimated by the consulting actuary, and plan net assets as of August 31, the date of the latest actuarial valuation, are as follows:

                                                            1996       1995
                                                             (in thousands)
Actuarial present value of accumulated benefit
  obligation, including vested benefits of $744
  and $636 in 1996 and 1995, respectively                 $   782       668
                                                            =====      ====

Actuarial present value of projected benefit obligation   $(1,378)   (1,195)
Plan assets at fair value                                   1,086       901
                                                            -----     -----
Plan assets less than projected benefit obligation           (292)     (294)
Unrecognized net gain from past experience different from
  that assumed, and effects of changes in assumptions          69       107
Unrecognized transition obligation, being recognized over
  17 years                                                    (68)      (74)
                                                            -----     -----
Net accrued pension cost                                  $  (291)     (261)
                                                            =====      ====

Net pension costs include the following components for the years ended September 30:

                                                      1996      1995    1994
                                                          (in thousands)
Service cost - benefits earned during the period     $ 110       89      91
Interest cost on projected benefit obligation           87       77      68
Actuarial return on plan assets                       (116)    (107)    (10)
Net amortization and deferral                           30       34     (51)
                                                      ----      ---     ---
Net periodic pension cost                            $ 111       93      98
                                                      ====      ===     ===

The discount rate used in determining the actuarial present value of the projected benefit obligation at the beginning of the year to determine the net periodic pension cost and at the end of the year for the present value of the benefit obligations during 1996 and 1995 was 7.25% and 8.00% in 1994. The expected long-term rate of return on assets was 8.00% during 1996, 1995, and 1994. The rate of increase in future compensation was 6.00% in 1996, 1995, and 1994.

The Bank sponsors the Fidelity Federal Savings Bank Supplemental Retirement Plan. The Supplemental Retirement Plan is intended to provide retirement benefits and preretirement death and disability benefits for certain officers of the Bank. The expense for the years ended September 30, 1996, 1995, and 1994 was approximately $121,000, $96,000 and $ 91,000, respectively.

(12)  Officer, Director, and Employee Benefit Plans

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP"). In conjunction with the Bank's conversion, the Bank formed an ESOP. The ESOP covers substantially all full-time employees over the age of 21 and with more than one year of employment. The ESOP borrowed $2.9 million from the Company and purchased 290,950 common shares of the Company issued in the conversion. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period not to exceed seven years. Expense related to the ESOP was $416,000, $415,000 and $312,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

On October 1, 1994, the Company adopted the provisions of Statement of Position 93-6, (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans", issued by the American Institute of Certified Public Accountants. SOP 93-6 requires the Company to consider outstanding only those shares of the ESOP that are committed to be released when calculating both primary and fully diluted earnings per share. SOP 93-6 also requires the Company to record the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital with the corresponding increase or decrease to compensation expense. The adoption of SOP 93-6 had the effect of increasing additional paid-in-capital and compensation expense by $236,000 and 130,000 in 1996 and 1995, respectively.

STOCK OPTION PLANS In conjunction with the conversion, the Company and its stockholders adopted an incentive stock option plan for the benefit of employees of the Company and a directors' stock option plan for the benefit of outside directors of the Company.

The number of shares of common stock authorized under the employees' and directors' plans is 363,687, equal to 10% of the total number of shares issued in the Company's initial stock offering. The exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years.

Under the employees' plan, options granted become exercisable at a rate of 20% per year commencing one year from the date of the grant. There were 102,386 option grants exercisable at September 30, 1996 for the employees' plan. Options issued to outside directors of the Company are immediately exercisable.

                                    Employees' Plan           Directors' Plan
                                   Amount   Exercise         Amount   Exercise
                                              Price                     Price
Granted at conversion -
  December 15, 1993               256,712    $ 10.00         66,410    $ 10.00
Options granted                     1,500      11.75             -          -
                                  -------      -----         ------      -----
Options outstanding at
  September 30, 1994              258,212      10.01         66,410      10.00
Options granted                     1,500      10.25             -          -
Options forfeited                  (3,000)     10.00        (11,621)     10.00
Options exercised                      -          -          (2,000)     10.00
                                  -------      -----         ------      -----
Options outstanding at
  September 30, 1995              256,712      10.01         52,789      10.00
Options granted                     3,000      15.31             -          -
Options exercised                      -          -          (2,200)     10.00
                                  -------      -----         ------      -----
Options outstanding at
  September 30, 1996              259,712    $ 10.07         50,589    $ 10.00
                                  =======      =====         ======      =====


BANK RECOGNITION AND RETENTION PLANS ("BRRPs") In conjunction with the Bank's conversion, the Bank formed two BRRPs, which were authorized to acquire 4.0%, or 145,475 shares, of the common stock issued in the conversion. The shares were purchased by the Bank from the authorized but unissued shares of common stock at a price of $10 per share. The $1.5 million contribution to the BRRPs is being amortized to compensation expense as the Bank's employees and directors become vested in those shares. At September 30, 1996, 14,251 plan shares had not yet been awarded. The aggregate purchase price of all shares owned by the BRRPs is reflected as a reduction of stockholders' equity and to the extent shares have been awarded, is shown as amortized expense as the Bank's employees and directors become vested in their stock awards. For the years ended September 30, 1996, 1995, and 1994, 25,304, 25,104, and 4,986
shares, respectively, were vested and distributed to employees. For the years ended September 30, 1996, 1995, and 1994, $255,000, $256,000, and $236,000,
respectively, was reflected as compensation expense.

(13)  Commitments and Contingencies

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of its business. These instruments include commitments to originate loans and letters of credit. The instruments involve credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank evaluates each customer's creditworthiness on a case-by-case basis.

Commitments to originate mortgage loans at September 30, 1996 and 1995 of $7.4 million and $4.6 million, respectively, represented amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. Of the commitments to originate loans at September 30, 1996, $238,000 represented commitments for fixed rate loans with interest rates ranging from 8.00% to 8.750%.

The estimated fair value of these commitments approximates the commitment amount. Because the creditworthiness of each customer is reviewed prior to the extension of the commitment, the Bank adequately controls the credit risk on these commitments, as it does for loans recorded on the consolidated statements of financial condition. The Bank conducts substantially all of its lending activities in the Chicagoland area in which it serves. Management believes the Bank has a diversified loan portfolio and the concentration of lending activities in these local communities does not result in an acute dependence upon the economic conditions of the lending region.

The Bank had guaranteed indebtedness in the amount of $2.0 million of an unrelated corporation which financed the development of an apartment complex located in Glendale Heights, Illinois. The related bonds were paid in full on May 1, 1996. At that time the Bank was released from all obligations
pertaining to the enhancement.   An allowance for credit enhancement loss was
established in prior years. In 1995, $90,000 of the allowance was reversed due to improving debt coverage ratios of the property. In 1996 the Company recaptured its remaining $10,000 credit enhancement loss provision on the credit enhancement.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, liabilities arising from such claims, if any, would not have a material effect on the Company's financial statements.


(14)  Fair Value Disclosures

Fair value disclosures are required under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Such fair value disclosures are made at a specific point in time, based upon relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The tax ramifications related to the realization of the unrealized gains and losses have a significant effect on the fair value estimates and have not been considered in any estimates.

Reasonable comparability of fair values among financial institutions is not practical due to the variety of assumptions and valuation methods used in calculating the estimates.

CASH AND DUE FROM BANKS, INTEREST-EARNING DEPOSITS, FEDERAL FUNDS SOLD, INVESTMENT IN DOLLAR-DENOMINATED MUTUAL FUNDS For these short-term instruments, the carrying value is a reasonable estimate of fair value.

INVESTMENT SECURITIES The fair value of investment securities, which includes investment securities, mortgage-backed securities, and FHLB of Chicago stock, is the quoted market price, if available, or the quoted market price for similar securities. FHLB of Chicago stock is recorded at redemption value, which is equal to cost.

LOANS RECEIVABLE Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as one-to-four family, multi-family, commercial, and consumer. For variable rate loans that reprice frequently and for which that has been no significant change in credit risk, fair values equal carrying values. The fair values for fixed-rate loans were based on estimates using discounted cash flow analyses and current interest rates being offered for loans with similar terms to borrowers of similar credit quality.

ACCRUED INTEREST RECEIVABLE AND PAYABLE The carrying value of accrued interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization.

DEPOSITS The fair values for demand deposits with no stated maturity are equal to the amount payable on demand as of September 30, 1996 and 1995, respectively. The fair value for fixed-rate certificate accounts is based on the discounted value of contractual cash flows using the interest rates currently being offered for certificates of similar maturities as of September 30, 1996 and 1995, respectively.

BORROWED FUNDS Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The estimated fair value of the Company's financial instruments at September 30, 1996 and 1995 are as follows:

                                            1996                       1995
                                     Net carrying     Estimated      Net carrying     Estimated
                                        amount       fair value         amount       fair value
                                                         (in thousands)
FINANCIAL ASSETS:
  Cash and due from banks             $   3,848          3,848            2,649          2,649
  Interest-earning deposits                 225            225            1,266          1,266
  Federal funds sold                        200            200              200            200
  Investment in dollar-
    denominated mutual funds              3,146           3,146             227            227
  Investment securities                 106,772         105,665         114,154        114,348
  Loans receivable                      355,082         355,122         266,945        269,402
  Accrued interest receivable             3,199           3,199           2,910          2,910
                                        -------         -------         -------        -------
Total financial assets                $ 472,472         471,405         388,351        391,002
                                        =======         =======         =======        =======
FINANCIAL LIABILITIES:
  Noninterest-bearing deposits            4,596           4,596           5,610          5,610
  NOW, money market and management,
    and passbook accounts               118,740         118,740         114,703        114,703
  Certificate accounts                  179,598         179,598         155,680        156,246
  Borrowed funds                        115,300         115,104          54,032         53,996
  Accrued interest payable                  752             752             447            447
                                        -------         -------         -------        -------
Total financial liabilities           $ 418,986         418,790         330,472        331,002
                                        =======         =======         =======        =======
/TABLE

(15) Condensed Parent Company Only Financial Information

The following condensed statements of financial condition, as of September 30, 1996 and 1995 and condensed statements of earnings and cash flows for the years ended September 30, 1996 and 1995 and the period from December 15, 1993 (date of commencement of operations) to September 30, 1994 for Fidelity Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                     STATEMENT OF FINANCIAL CONDITION
                                                            September 30,
                                                         1996          1995
                                                            (in thousands)
ASSETS
Cash and cash equivalents                            $  1,708          1,406
Investment in dollar-denominated mutual funds             146            177
Investment securities available for sale                5,642          8,317
Equity investment in the Bank                          42,474         44,764
Other assets                                            2,242          2,704
                                                      -------         ------
                                                     $ 52,212         57,368
                                                      =======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued taxes and other liabilities                       346            277
STOCKHOLDERS' EQUITY:
Common stock                                               38             38
Additional paid-in capital                             36,636         36,639
Retained earnings                                      27,851         26,449
Treasury stock                                        (12,619)        (5,978)
Unrealized loss on investment securities
  available for sale                                      (40)           (57)
                                                      -------         ------
Total Stockholders' equity                             51,866         57,091
                                                      -------         ------
                                                     $ 52,212         57,368
                                                      =======         ======

                             STATEMENTS OF EARNINGS
                                         Year ended            Period from
                                        September 30,     December 15, 1993 to
                                     1996          1995    September 30, 1994
                                                  (in thousands)
Equity in earnings of the Bank     $ 1,992        2,807           2,517
Interest income                        651          843             607
Interest expense                        -            -              (74)
Non-interest expense                  (387)        (420)           (304)
Income before income taxes           2,256        3,230           2,746
Provision for federal and
  state income taxes                  (114)        (146)            (66)
                                    ------        -----           -----
Net income                         $ 2,142        3,084           2,680
                                    ======        =====           =====

                              STATEMENTS OF CASH FLOWS
                                                 Year ended            Period from
                                                September 30,     December 15, 1993 to
                                             1996          1995    September 30, 1994
                                                        (in thousands)
OPERATING ACTIVITIES:
  Net income                                 $ 2,142       3,084          2,680
  Equity in undistributed
    earnings of the Bank                      (1,992)     (2,807)        (2,517)
  Dividends received from the Bank             4,282          -              -
  Net amortization and accretion of
    premiums and discounts                         1           1             -
Decrease (increase) in other assets               46          (1)          (209)
Increase in accrued taxes and
  other liabilities                               60          30            286
                                              ------       -----          -----
Net cash provided by operating activities      4,539         307            240

INVESTING ACTIVITIES:
  Purchase of capital stock of the Bank           -           -         (18,340)
  Purchase of assets available for sale           -           -         (15,486)
  Principal repayments collected
    on investment securities                   2,703       3,899          3,174
  Purchase of mutual funds                        (9)        (12)        (4,415)
  Redemption of mutual funds                      40       1,000          3,250
  Disbursement of loan to ESOP trust              -           -          (2,909)
  Principal payment received on ESOP loan        416         415             -
                                              ------       -----          -----
Net provided by (used in)investing
  activities                                   3,150       5,302        (34,726)

FINANCING ACTIVITIES:
  Net proceeds from sale of common stock          -           -          36,680
  Purchase of treasury stock                  (6,669)     (3,957)        (2,045)
  Payment of common stock dividends             (740)       (415)            -
  Proceeds from exercise of stock options         22          20             -
                                              ------       -----          -----
Net cash provided by (used in)
  financing activities                        (7,387)     (4,352)        34,635
                                             -------       -----          -----
Net increase in cash and cash equivalents        302       1,257            149

Cash and cash equivalents at beginning
  of period                                    1,406         149             -
                                             -------       -----          -----
Cash and cash equivalents at end of period   $ 1,708       1,406            149
                                           ======      =====         =====
/TABLE

(16)  Quarterly Results of Operations

The following table sets forth certain unaudited income and expense and per share data on a quarterly basis for the three-month period indicated:

                           Year ended September 30, 1996       Year ended September 30, 1995
                        1st Qtr  2nd Qtr  3rd Qtr  4th Qtr   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                                    (in thousands, except per share data)
Interest income        $ 7,407    7,493    8,053    8,601     6,095    6,417    6,556    7,101
Interest expense         4,228    4,197    4,649    5,055     2,878    3,199    3,613    4,062
                         -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  before provision
  for loan losses        3,179    3,296    3,404    3,546     3,217    3,218    2,943    3,039
Provision for loan
  losses                    -        80       10      320        82       20       90       -
                         -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  after provision for
  loan losses            3,179    3,216    3,394    3,226     3,135    3,198    2,853    3,039

Gain on sale of investment
  securities available
  for sale                 -         -        -        -         -         3      271       -
Other income               237      276      210      234       263      215      261      216
Non-interest expense     2,219    2,211    2,239    3,926 (1) 2,107    2,058    2,032    2,140
                         -----    -----    -----    -----     -----    -----    -----    -----
Income before income tax
  expense (benefit)      1,197    1,281    1,365     (466)    1,291    1,358    1,353    1,115
Income tax expense
  (benefit)                465      497      530     (257)      517      541      542      433
                         -----    -----    -----    -----     -----    -----    -----    -----
Net income (loss)     $    732      784      835     (209)      774      817      811      682
                         =====    =====    =====    =====     =====    =====    =====    =====

Earnings (loss) per
  share                 $ 0.23     0.26     0.28    (0.07)     0.23     0.25     0.25     0.21
                         =====    =====    =====    =====     =====    =====    =====    =====
Cash dividends declared
  per share             $ 0.06     0.06     0.06     0.06        -      0.04     0.04     0.04
                         =====    =====    =====    =====     =====    =====    =====    =====



(1) Fourth quarter non-interest expense includes a one-time special assessment charge resulting from legislation passed on September 30, 1996, regarding the Savings Association Insurance Fund (SAIF). To cover the special assessment called for by the legislation, the bank recorded a pre-tax charge of $1.6 million.

                         Independent Auditor's Report


The Board of Directors
Fidelity Bancorp, Inc.
Chicago, Illinois:


We have audited the accompanying consolidated statements of financial condition of Fidelity Bancorp, Inc. (the Company) and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.




                                               KPMG PEAT MARWICK LLP


Chicago, Illinois
November 1, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to Directors and Executive Officers will appear in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 1997 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation will appear in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 1997 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is will appear in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held of on January 29, 1997 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions will appear in the COMPENSATION sections of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held of on January 29, 1997 and is incorporated herein by reference.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

 (a) EXHIBITS (required by the SEC Regulation SK-8)
     Exhibit No.
       3.1  Restated Certificate of Incorporation of Fidelity Bancorp, Inc.*
       3.2  Bylaws of Fidelity Bancorp, Inc.*
       4.0  Stock Certificate of Fidelity Bancorp, Inc.*
      10.1 Employment Agreements between the Bank and Executive and Employee Agreement between the Company and Executive *
      10.2 Special Termination Agreement between the Bank and Executive and Special Termination Agreement between the Company and Executive *
      10.6  Employee Stock Ownership Plan and Trust ***
      10.8  Recognition and Retention Plan and Trust *
      10.9  Incentive Stock Option Plan **
      10.10 Stock Option Plan for Outside Directors **
      21.0 Subsidiary information is incorporated herein by reference to "Part II - Subsidiaries"

 (b)  REPORTS on FORM 8-K

      On October 21, 1996, the Company announced that its 1997 annual meeting of shareholders will be held on January 29, 1997.





-----------------
     * Incorporated herein by reference into this document from the exhibits to Form S-1, Registration Statement as amended, originally filed on October 28, 1993, Registration No. 33-68670.

     ** Incorporated herein by reference into this document from the exhibits to Form S-8, Registration Statement, filed on April 20, 1994, Registration No. 33-78000.

     ***  Incorporated herein by reference into this document from the exhibits to Form 10-K, filed on December 9, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FIDELITY BANCORP, INC.


                                 By:   /s/ Raymond S. Stolarczyk
                                       -------------------------
                                       Raymond S. Stolarczyk
Date:  December 11, 1996                Chairman of the Board and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Name                                 Title                   Date

/s/ Raymond S. Stolarczyk   Chairman and Chief Executive    December 11, 1996
-------------------------   Officer
Raymond S. Stolarczyk

/s/ Thomas E. Bentel        President and Chief             December 11, 1996
-------------------------   Operating Officer
Thomas E. Bentel

/s/ Grant M. Berntson       Senior Vice President and       December 11, 1996
-------------------------   Corporate Secretary
Grant M. Berntson

/s/ James R. Kinney         Senior Vice President and       December 11, 1996
-------------------------   Chief Financial Officer
James R. Kinney

/s/ Paul J. Bielat          Director                        December 11, 1996
-------------------------
Paul J. Bielat

/s/ Myron H. Dudek          Director                        December 11, 1996
-------------------------
Myron H. Dudek

/s/ Patrick J. Flynn        Director                        December 11, 1996
-------------------------
Patrick J. Flynn

/s/ Raymond J. Horvat       Director                        December 11, 1996
-------------------------
Raymond J. Horvat

/s/ Bonnie J. Stolarczyk    Director                        December 11, 1996
-------------------------
Bonnie J. Stolarczyk