Form 10-Q
period 1996-12-31
FIDELITY BANCORP INC /DE/
filed 1997-01-28
CIK 912219

===============================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1996


                      Commission file number 0-22826


                           Fidelity Bancorp, Inc.
           (Exact name of registrant as specified in its charter)


           Delaware                                36-3915246
   (State of Incorporation)             (I.R.S. Employer Identification No.)

                 5455 W. Belmont, Chicago, Illinois, 60641
                  (Address of principal executive offices)


                              (773) 736-4414
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO


The number of shares outstanding of each of the issuer's classes of common stock, was 2,786,578 shares of common stock, par value $.01, outstanding as of January 17, 1997.




===============================================================================

                             FIDELITY BANCORP, INC.
                                   FORM 10-Q

                                    INDEX

Part I.   FINANCIAL INFORMATION                                      PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of December 31, 1996 (unaudited) and September 30, 1996    1

          Consolidated Statements of Earnings for the three
          months ended December 31, 1996 and 1995 (unaudited)           2

          Consolidated Statements of Changes in Stockholders'
          Equity for the three months ended December 31, 1996
          and 1995 (unaudited)                                          3

          Consolidated Statements of Cash Flows for the three
          months Ended December 31, 1996 and 1995 (unaudited)           4

          Notes to Unaudited Consolidated Financial Statements          5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          6-9


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            10

Item 2.   Changes in Securities                                        10

Item 3.   Defaults upon Senior Securities                              10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 5.   Other Information                                            10

Item 6.   Exhibits and Reports on Form 8-K                             10

          Signature Page                                               11

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

ASSETS                                                    December 31,   September 30,
                                                              1996           1996
                                                            (unaudited)
Cash and due from banks                                    $    2,109         3,848
Interest-bearing deposits                                         673           225
Federal funds sold                                                200           200
Investment in dollar-denominated mutual funds, at
  fair value                                                    3,147         3,146
FHLB of Chicago stock                                           5,795         5,795
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $21,243
  at December 31, 1996 and $21,766 at September 30, 1996)      20,989        21,673
Investment securities available for sale, at fair value        77,519        78,104
Loans receivable, net of allowance for loan losses of $847
  at December 31, 1996 and $810 at September 30, 1996         365,509       354,255
Accrued interest receivable                                     3,032         3,199
Real estate in foreclosure                                         86            97
Premises and equipment                                          3,691         3,780
Deposit base intangible                                           144           158
Other assets                                                    1,212         1,382
                                                              -------       -------
                                                            $ 484,106       475,862
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      327,441       302,934
Borrowed funds                                                 97,600       115,300
Advance payments by borrowers for taxes and insurance           4,131         1,953
Other liabilities                                               5,698         6,847
                                                              -------       -------
Total liabilities                                             434,870       427,034

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,786,578 and 2,866,108 shares
  outstanding at December 31, 1996 and September 30, 1996          38            38
Additional paid-in capital                                     37,109        37,079
Retained earnings, substantially restricted                    28,517        27,851
Treasury stock, at cost (995,772 and 916,242 shares at
  December 31, 1996 and September 30, 1996, respectively)     (13,973)      (12,619)
Common stock acquired by Employee Stock Ownership Plan         (1,662)       (2,078)
Common stock acquired by Bank Recognition and Retention Plans    (644)         (708)
Unrealized loss on investment securities available for sale,
  less applicable deferred income tax benefit                    (149)         (735)
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     49,236        48,828
Commitments and contingencies
                                                           $  484,106       475,862
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per sahre data)

Three months ended December 31, 1996 and 1995
                                                                 1996          1995
                                                             (unaudited)
Interest Income:
  Loans receivable                                           $  6,966         5,473
  Investment securities                                         1,505         1,429
  Mortgage-backed securities                                      376           458
  Interest earning deposits                                        10            22
  Federal funds sold                                                3            22
  Investment in mutual funds                                       42             3
                                                               ------        ------
                                                                8,902         7,407
Interest Expense:
  Deposits                                                      3,874         3,462
  Borrowed funds                                                1,472           766
                                                               ------        ------
                                                                5,346         4,228

Net interest income before provision for loan losses            3,556         3,179
  Provision for loan losses                                        39            -
                                                               ------        ------
Net interest income after provision for loan losses             3,517         3,179

Non-Interest Income:
  Fees and commissions                                            112            96
  Insurance and annuity commissions                               101           134
  Other                                                            12             7
                                                               ------        ------
                                                                  225           237
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits                              1,279         1,219
    Office occupancy and equipment                                296           299
    Data processing                                               114           110
    Advertising and promotions                                    165           131
    Federal deposit insurance premiums                            158           161
    Other                                                         364           283
                                                               ------        ------
  Total general and administrative expenses                     2,376         2,203
  Amortization of intangible                                       14            16
                                                               ------        ------
                                                                2,390         2,219

Income before income taxes                                      1,352         1,197
Income tax expense                                                518           465
                                                               ------        ------
Net income                                                   $    834           732
                                                               ======        ======

Earnings per share                                           $    .30           .23
                                                               ======        ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

Three months ended December 31, 1996 and 1995
                                                                                     Unrealized
                                                                                      Loss on
                                                                   Common   Common   Investment
                                   Additional                      Stock    Stock    Securities
                           Common   Paid-In   Retained Treasury  Acquired  Acquired   Available
                            Stock   Capital   Earnings   Stock   by ESOP  by BRRP's   For Sale    Total
                             ---    ------    -------   -------   ------   ------      ----      -------
Balance at
 September 30, 1995         $ 38    36,795     26,449   (5,978)  (2,494)    (963)      (55)     $ 53,792
Net income                     -         -        732        -        -        -         -           732
Purchase of treasury stock
 (157 000 shares)              -         -          -   (2,448)       -        -         -        (2,448)
Cash dividends ($.04 per
 share)                        -         -       (195)       -        -        -         -         (195)
Amortization of award of
 BRRP's stock                  -         -          -        -        -       64         -           64
Cost of ESOP shares released   -         -          -        -      416        -         -          416
Market adjustment for
 committed ESOP shares         -        51          -        -        -        -         -           51
Change in unrealized loss
 on investment securities
 available for sale            -         -          -        -        -        -       224          224
                             ---    ------    -------   -------   ------   ------     ----       -------
Balance at
 December 31, 1996          $ 38    36,846     26,986   (8,426)  (2,078)    (899)      169      $ 52,636
                             ===    ======    =======   ======    ======   ======     ====       =======

Balance at
  September 30, 1996          38    37,079     27,851  (12,619)  (2,078)    (708)     (735)       48,828
Net income                     -         -        834        -        -        -         -           834
Purchase of treasury stock
 (82,030 shares)               -         -          -   (1,389)       -        -         -        (1,389)
Cash dividends ($.06 per
 share)                        -         -       (168)       -        -        -         -          (168)
Amortization of award of
 BRRP's stock                  -         -          -        -        -       64         -            64
Cost of ESOP shares released   -         -          -        -      416        -         -           416
Exercise of stock options
 and reissuance of treasury
 shares (2,500 shares)         -       (10)         -       35        -        -         -            25
Tax benefit related to
 stock options exercised       -         3          -        -        -        -         -             3
Market adjustment for
 committed ESOP shares         -        37          -        -        -        -         -            37
Change in unrealized loss
 on investment securities
 available for sale            -         -          -        -        -        -        586          586
                             ---    ------    -------   -------   ------    -----   -------      -------
Balance at
 December 31, 1996          $ 38    37,109     28,517   (13,973) (1,662)    (644)      (149)    $ 49,236
                             ===    ======    =======   =======   ======    =====    =======     =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Three months ended December 31, 1996 and 1995
                                                                 1996          1995
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    834           732
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                   89            94
    Provision for loan losses                                      39             -
    Net amortization and accretion of premiums and discounts        2           148
    Amortization of cost of stock benefit plans                    64            64
    Principal payment on ESOP loan                                416           416
    Market adjustment for committed ESOP shares                    37            51
    Deferred loan fees, net of amortization                      (169)         (206)
    Amortization of deposit base intangible                        14            16
    Decrease in accrued interest receivable                       167           219
    Decrease in other assets                                      169           221
    Increase in current taxes and other liabilities            (1,515)            9
                                                             --------        ------
Net cash provided by operating activities                         147         1,764
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of investment securities              -         13,000
    Purchase of mutual funds                                       (1)           (2)
    Purchase of investment securities                              -        (10,000)
    Loans originated for investment                           (22,939)      (27,975)
    Purchase of premises and equipment                             -            (49)
    Principal repayments collected on loans receivable         11,827        13,521
    Principal repayments collected on investment securities     1,543         2,062
    Principal repayments collected on mortgage-backed
      securities                                                  679           930
                                                             --------        ------
Net cash used in investing activities                          (8,891)       (8,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                   24,507        16,699
    Increase (decrease) in FHLB advances                      (17,700)       (4,032)
    Net increase (decrease) in advance payments
      by borrowers for taxes and insurance                      2,178        (1,485)
    Purchase of treasury stock                                 (1,389)       (2,448)
    Payment of common stock dividends                            (168)         (195)
    Proceeds from exercise of stock options                        25             -
                                                             --------        ------
Net cash provided by financing activities                       7,453         8,539
                                                             --------        ------
Net change in cash and cash equivalents                        (1,291)        1,790
Cash and cash equivalents at beginning of period                4,273         4,115
                                                             --------        ------
Cash and cash equivalents at end of period                   $  2,982         5,905
                                                             ========        ======
CASH PAID DURING THE PERIOD FOR:
    Interest                                                 $  5,036         4,132
    Income taxes                                                  200           170
NON-CASH INVESTING ACTIVITIES-
    Loans transferred to real estate in foreclosure          $     -             69
                                                             ========        ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

The results of operations and other data for the three months ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 1997.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

(2)   Earnings Per Share

Earnings per share of common stock for the quarter ended December 31, 1996 has been determined by dividing net income by 2,788,414, the weighted average number of shares of common stock and common stock equivalents outstanding. Earnings per share of common stock for the quarter ended December 31, 1995 has been determined by dividing net income by 3,122,190, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in the earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

(3)   Commitments and Contingencies

At December 31, 1996, the Company had outstanding commitments to originate loans of $2.7 million, of which $188,000 were fixed rate, with rates ranging from 8.00% to 8.625%, and $2.5 million were adjustable rate commitments.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company's results of operations are dependent on net interest income which is the difference between interest earned on its loan and investment portfolios, and its cost of funds, consisting of interest paid on deposits and borrowed money. The Company also generates non-interest income such as transactional fees, loan servicing fees, and fees and commissions from the sales of insurance products and securities through its subsidiary. Operating expenses primarily consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

LIQUIDITY & CAPITAL RESOURCES

Liquidity management is both a daily and long-term function of management's strategy. The Company's primary sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While maturing investments and scheduled loan repayments are relatively predictable, deposit flows and loan prepayments are greatly influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. Management generally manages the pricing of its deposits to be competitive and increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with FHLB advances.

Federal regulations require the Bank to maintain minimum levels of liquid assets. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 5.0%. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At December 31, 1996, the Bank's liquidity ratio was 7.90%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities, consisting primarily of interest and dividends received less interest paid on deposits. A one-time special assessment charge of $1.6 million was recorded on September 30, 1996 as the result of legislation passed regarding the Savings Association Insurance Fund (SAIF). During the three months ended December 31, 1996, Fidelity paid the SAIF special assessment, thereby reducing the net cash provided by operating activities to $147,000. Net cash used in investing activities consisted primarily of disbursements for loan originations and amortization payments. Net cash used was $8.9 million for the three months ended December 31, 1996. Net cash provided by financing activities, consisting of net increases in deposit activity and advance payments of taxes by borrowers, offset by the paydown of advances and purchase of treasury stock, amounted to $7.5 million for the three months ended December 31, 1996.

At December 31, 1996, the Company had outstanding loan commitments of $2.7 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1996 totalled $166.9 million. Management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact.

The Bank's Tangible and Leverage Capital ratio at December 31, 1996 was 8.39%. This exceeded the Tangible Capital requirement of 1.5% of adjusted assets and the Core ("Leverage") Capital requirement of 3% of adjusted assets by $32.9 million and $25.7 million, respectively. The Bank's Risk-based Capital ratio was 15.2% at December 31, 1996 which exceeds the Risk-based Capital requirement of 8% of Risk-weighted assets by $22.4 million.


CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 1996 increased $8.2 million to $484.1 million from $475.9 at September 30, 1996. Net loans receivable totalled $365.5, a 3.2% increase over the balance at September 30, 1996. Loan originations in the first quarter amounted to $22.9 million.

Total deposits increased $24.5 million to $327.4 million at December 31, 1996 compared to the balance of $302.9 million at September 30, 1996 due to planned efforts to grow the Company's retail franchise. Fidelity's two newest offices, in Chicago and Schaumburg, contributed nearly 50% of the increased deposits.

Book value per share on December 31, 1996 increased to $17.67, a $0.63 increase over $17.04 at September 30, 1996.


ASSET QUALITY

As of December 31, 1996, the Company had non-performing assets of $3.1 million. Classified loans of $1.1 million were categorized as substandard, consisting of 3 residential mortgage loans, 2 commercial loans, and 3 unsecured lines of credit. In addition to the mortgage and consumer portfolio, the Company classified its investment in commercial leases as substandard. There were no assets classified as doubtful.

From October 1994 through January 1995, the Company purchased 454 full-payout commercial equipment leases located in various parts of the country with original aggregate outstanding principal balances of $3.0 million. Since that time normal lease payments had reduced the aggregate outstanding balance to $2.0 million at February 29, 1996. These leases were all originated by, serviced by, and financially guaranteed by Bennett Funding Group of Syracuse, New York ("BFG"). On March 29, 1996 it was reported that BFG was the target of a civil complaint filed by the Securities and Exchange Commission. On that same date, BFG filed a Chapter 11 bankruptcy petition in the Northern District of New York and halted payments on the lease agreements. The Bankruptcy Trustee is currently collecting the lease payments from the lessees and holding them in escrow pending the outcome of the litigation concerning BFG, its creditors, and related issues. This disruption of payment flows from the servicer, BFG, has caused the Company to classify all the leases as substandard, place them on non-accrual status and to categorize them as non-performing and impaired.

The Company is vigorously pursuing available legal remedies in an attempt to protect and collect amounts due under the terms of the underlying leases. The substance of the Company's claims center on the assertion that it has a perfected security interest in the leases and the proceeds thereof. The Trustee disagrees. The opinion of the Company's bankruptcy counsel at this time is that the Company's position should ultimately prevail. There can be no assurance, however, of the actual results of this legal process or the extent of the Company's recovery, if any.

Management has estimated what is believed to be the realizable value of the leases and established a valuation allowance of $406,000. In the event that the outcome of the litigation is not favorable, i.e. the Company's status is that of an unsecured creditor, the recovery may be substantially smaller. Any recovery by the Company of less than the net book value of the leases will cause additional losses to the Company.


STOCK REPURCHASE
On November 26, 1996, the Company completed its sixth repurchase program. As a component of its strategy to build shareholder value, the Company has repur-chased 1,002,472 shares, at an average cost of $14.03 through December 31, 1996.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or labilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees, which are considered adjustments to yields.

                                                       Three months ended December 31,
                                 At December 31, 1996      1996                  1995
                                                                Average                 Average
                                         Yield/  Average   Int-  Yield/  Average   Int-  Yield/
                               Balance    Cost     Balance  erest   Cost    Balance  erest   Cost
                                                    (dollars in thousands)
Interest-earning assets:
 Loans, net                   $ 365,509   7.75%   359,777  6,966  7.74%   271,908  5,473  8.05%
 Mortgage-backed securities      20,989   7.18%    21,359    376  7.04%    26,115    458  7.02%
 Interest-bearing deposits          673   5.59%       778     10  5.14%     1,531     22  5.75%
 Investment securities,
  mutual funds, and
  federal funds sold             86,661   7.07%    86,860  1,549  7.13%    85,722  1,454  6.78%
                               --------  -----    -------  -----  ----    -------  -----  -----
Total interest-earning assets   473,832   7.60%   468,774  8,901  7.60%   385,276  7,407  7.69%

Non-interest earning assets      10,274            11,936                  12,727
                               --------           -------                 -------
Total assets                  $ 484,106           480,710                 398,003
                               ========           =======                 =======

Interest-bearing liabilities:
Deposits:
 Savings account                 88,064   3.42%    69,448    524  3.02%    79,762    596  2.99%
 Money market accounts           33,304   3.35%    32,631    281  3.44%    34,014    319  3.75%
 Certificate accounts           201,387   5.83%   211,693  3,069  5.80%   164,868  2,547  6.18%
                               --------  -----    -------  -----  ----    -------  -----  -----
Total deposits                  322,755   4.92%   313,772  3,874  4.94%   278,644  3,462  4.97%

Borrowed funds                   97,600   6.01%   103,645  1,472  5.68%    51,525    766  5.95%
                               --------  -----    -------  -----  ----    -------  -----  -----
Total interest-bearing
 liabilities                    420,355   5.17%   417,417  5,346  5.12%   330,169  4,228  5.12%

Non-interest bearing deposits     4,686             4,530                   4,695
Other liabilities                 9,829             9,462                   9,876
                               --------           -------                 -------
Total liabilities               434,870           431,409                 344,740
Stockholders' equity             49,236            49,301                  53,263
                               --------           -------                 -------
Total liabilities and
 stockholders' equity         $ 484,106           480,710                 398,003

Net interest income/interest
 rate spread (1)                          2.43%            3,555  2.48%            3,179  2.57%

Net earning assets/net
 interest margin (2)          $  53,477            51,357         3.03%    55,107         3.30%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                      1.13x             1.12x                   1.17x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

GENERAL. Net income for the three months ended December 31, 1996 was $834,000, an increase of 13.9% from the net income of $732,000 for the same period last year. The increase in earnings this quarter was primarily the result of higher interest income on loans receivable, which was $7.0 million for the quarter.

INTEREST INCOME. Total interest income increased 20.2% or $1.5 million to $8.9 million for the quarter ended December 31, 1996. The average balance of loans increased 32.3% to $359.8 million compared to the average for the first quarter one year ago. The yield on loans, including non-performing commercial lease of $2.0 million, decreased 31 basis points. The increase in loan interest income was primarily a result of higher loan volumes.

INTEREST EXPENSE. In addition to significant increase in loans, the Bank's average interest-bearing deposits rose 12.6% to $313.8 million from $278.6 one year ago. Interest cost has remained stable at 4.9%. Interest expense on deposits increased from $3.5 million to $3.9 million for the three months ended December 31, 1996 compared to the same quarter in fiscal 1996. The Bank reduced its FHLB of Chicago advances during the quarter, however the average advances outstanding has more than doubled compared to the same quarter one year ago. The Bank's ability to borrow utilizing FHLB Community Investment Program advances helped lower the average cost of advances by 27 basis points to 5.68% in fiscal 1997.

PROVISION FOR LOAN LOSSES. The Company recorded an $39,000 provision for loan losses in the first quarter of 1997, as compared to no provision in its comparable period of fiscal 1996. The provision for the loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions.

NON-INTEREST INCOME. Non-interest income remained stable at approximately $230,000. The $33,000 decrease in insurance and annuity commissions is due to a general slow-down of activity transacted through INVEST financial corporation. The Bank's insurance subsidiary offers a variety investment products to our customers through INVEST.

NON-INTEREST EXPENSE. Non-interest expense for the first quarter 1997 rose $171,000 to $2.4 million as a result of franchise expansion. Despite the significant growth in the Company's balance sheet, general and administrative costs have only modestly increased. Operating expenses as a percent of average assets for the quarters ended December 31, 1996 and 1995 decreased to 1.99% from 2.23%. Slight increases were noted in other general and administrative expenses.

INCOME TAXES. Income taxes increased $53,000 for the three months ended December 31, 1996 to $518,000 versus $465,000 for the prior year due to a 12.9% increase in pre-tax income.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Bank is involved in legal proceedings regarding the Bennett Funding Group ("BFG") bankruptcy proceedings, in which the Bank has an investment in commercial leases guaranteed by BFG. The Bankruptcy Trustee has filed an adversary complaint against the Bank for claimed violations of the automatic stay provisions of the bankruptcy code with respect to post-petition collection efforts of the Bank. The monies collected by the Bank, aggregating approximately $60,000, have since been remitted to the Trustee's escrow account after obtaining assurances from the court that the funds would be protected pending the outcome of the litigation. The Trustee's claim for $10 million for sanctions and actual damages based on the Bank's post-petition collection activity is also being vigorously contested. The Trustee has also filed an adversary proceeding against 60 banks, including the Bank, asserting various causes of action. The results of these adversary proceeding are not expected to have a material adverse impact on the Company.


Item 2.  CHANGES IN SECURITIES

Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


Item 5.  OTHER INFORMATION

None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None


(b)  Reports on Form 8-K

On October 21, 1996, the Company announced under Item 5 of Form 8-K that its 1997 annual meeting of shareholders will be held on January 29, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Fidelity Bancorp, Inc.


Dated:  January 22, 1997                 /s/  RAYMOND S. STOLARCZYK
        ----------------                 --------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer





Dated:  January 22, 1997                /s/  JAMES R. KINNEY
        ----------------                 --------------------------
                                        James R. Kinney
                                        Sr. V. P. and Chief Financial Officer