Form 10-Q
period 1997-03-31
FIDELITY BANCORP INC /DE/
filed 1997-04-25
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,791,978 shares of common stock, par value $.01, outstanding as of April 24, 1997.

===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of March 31, 1997 (unaudited) and September 30, 1996        1

          Consolidated Statements of Earnings for the three and six
          months ended March 31, 1997 and 1996 (unaudited)               2

          Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended March 31, 1997 and 1996 (unaudited)   3

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 1997 and 1996 (unaudited)                      4

          Notes to Unaudited Consolidated Financial Statements           5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             12

Item 2.   Changes in Securities                                         12

Item 3.   Defaults upon Senior Securities                               12

Item 4.   Submission of Matters to a Vote of Security Holders           12

Item 5.   Other Information                                             12

Item 6.   Exhibits and Reports on Form 8-K                              12-14

          SIGNATURE PAGE                                                15

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

ASSETS                                                      March 31,   September 30,
                                                               1997           1996
                                                            (unaudited)
Cash and due from banks                                    $    1,194         3,848
Interest-bearing deposits                                         933           225
Federal funds sold                                                200           200
Investment in dollar-denominated mutual funds, at
  fair value                                                    3,149         3,146
FHLB of Chicago stock                                           5,795         5,795
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $19,897
  at March 31, 1997 and $21,766 at September 30, 1996)         19,891        21,673
Investment securities available for sale, at fair value        75,227        78,104
Loans receivable, net of allowance for loan losses of $843
  at March 31, 1997 and $810 at September 30, 1996            371,530       354,255
Accrued interest receivable                                     3,173         3,199
Real estate in foreclosure                                         -             97
Premises and equipment                                          3,614         3,780
Deposit base intangible                                           130           158
Other assets                                                    1,174         1,382
                                                              -------       -------
                                                            $ 486,010       475,862
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      330,383       302,934
Borrowed funds                                                 97,100       115,300
Advance payments by borrowers for taxes and insurance           3,408         1,953
Other liabilities                                               5,598         6,847
                                                              -------       -------
Total liabilities                                             436,489       427,034

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,791,978 and 2,866,108 shares
  outstanding at March 31, 1997 and September 30, 1996             38            38
Additional paid-in capital                                     37,198        37,079
Retained earnings, substantially restricted                    29,291        27,851
Treasury stock, at cost (990,372 and 916,242 shares at
  March 31, 1997 and September 30, 1996, respectively)        (13,897)      (12,619)
Common stock acquired by Employee Stock Ownership Plan         (1,662)       (2,078)
Common stock acquired by Bank Recognition and Retention Plans    (580)         (708)
Unrealized loss on investment securities available for sale,
  less applicable taxes                                          (867)         (735)
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     49,521        48,828
Commitments and contingencies
                                                           $  486,010       475,862
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

                                              Three Months ended      Six Months ended
                                                   March 31,              March 31,
                                              1997        1996         1996      1997
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 7,064      5,710      14,030    11,183
  Investment securities                       1,470      1,314       2,975     2,743
  Mortgage-backed securities                    359        437         735       895
  Interest earning deposits                       9         18          19        40
  Federal funds sold                              2         11           5        33
  Investment in mutual funds                     40          3          82         6
                                             ------     ------      ------    ------
                                              8,944      7,493      17,846    14,900
Interest Expense:
  Deposits                                    3,924      3,532       7,798     6,994
  Borrowed funds                              1,305        665       2,777     1,431
                                             ------     ------      ------    ------
                                              5,229      4,197      10,575     8,425

Net interest income before provision
  for loan losses                             3,715      3,296       7,271     6,475
  Provision for loan losses                      -          80          39        80
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,715      3,216       7,232     6,395

Non-Interest Income:
  Fees and commissions                           90        100         202       196
  Insurance and annuity commissions             189        162         290       296
  Other                                          16         14          28        21
                                             ------     ------      ------    ------
                                                295        276         520       513
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,394      1,200       2,673     2,419
    Office occupancy and equipment              302        296         598       595
    Data processing                             127        116         241       226
    Advertising and promotions                  173        108         338       239
    Federal deposit insurance premiums           50        168         208       329
    Other                                       335        307         699       590
                                             ------     ------      ------     -----
  Total general and administrative expenses   2,381      2,195       4,757     4,398
    Amortization of intangible                   14         16          28        32
                                             ------     ------      ------    ------
                                              2,395      2,211       4,785     4,430
                                             ------     ------      ------    ------
Income before income taxes                    1,615      1,281       2,967     2,478
Income tax expense                              618        497       1,136       962
                                             ------     ------      ------    ------
Net income                                  $   997        784       1,831     1,516
                                             ======     ======      ======    ======
Earnings per share - primary                $  0.36       0.26        0.66      0.48
Earnings per share - fully diluted          $  0.36       0.26        0.65      0.48
                                             ======     ======      ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

Six months ended March 31, 1997 and 1996

                                                                                  Unrealized
                                                                                   Loss on
                                                               Common   Common    Investment
                                Additional                      Stock    Stock    Securities
                         Common   Paid-In   Retained Treasury  Acquired Acquired   Available
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's  For Sale     Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1995       $38    36,795     26,449   (5,978)  (2,494)    (963)       (55)     $53,792
Net income                   -         -      1,516        -        -        -          -        1,516
Purchase of treasury stock
  (196,244 shares)           -         -          -   (3,060)       -        -          -       (3,060)
Cash dividends ($.10 per
  share)                     -         -       (381)       -        -        -          -         (381)
Amortization of award of
  BRRP's stock               -         -          -        -        -      127          -          127
Cost of ESOP shares released -         -          -        -      416        -          -          416
Exercise of stock options
  and reissuance of treasury
  shares (2,200 shares)      -        (6)         -       28        -        -          -           22
Tax benefit related to
  stock options exercised    -         2          -        -        -        -          -            2
Market adjustment for
  committed ESOP shares      -       108          -        -        -        -          -          108
Change in unrealized loss
  on investment securities
  available for sale         -         -          -        -        -        -        380          380
                           ---    ------    -------   ------   ------   ------       ----      -------
Balance at March 31, 1996  $38    36,899     27,584   (9,010)  (2,078)    (836)      (435)     $52,162
                           ===    ======    =======   ======   ======  =======       ====      =======

Balance at
  September 30, 1996        38    37,079     27,851  (12,619)  (2,078)    (708)      (735)      48,828
Net income                   -         -      1,831        -        -        -          -        1,831
Purchase of treasury stock
 (82,030 shares)            -         -          -    (1,389)       -        -          -       (1,389)
Cash dividends ($.14 per
  share)                     -         -       (391)       -        -        -          -         (391)
Amortization of award of
  BRRP's stock               -         -          -        -        -      128          -          128
Cost of ESOP shares released -         -          -        -      416        -          -          416
Exercise of stock options
  and reissuance of treasury
  shares (2,200 shares)      -       (32)         -      111        -        -          -           79
Tax benefit related to
  stock options exercised    -        13          -        -        -        -          -           13
Market adjustment for
  committed ESOP shares      -       138          -        -        -        -          -          138
Change in unrealized loss
  on investment securities
  available for sale         -         -          -        -        -        -       (132)        (132)
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at March 31, 1997  $38    37,198     29,291  (13,897)  (1,662)    (580)      (867)     $49,521
                           ===    ======    =======   ======   ======    =====       ====      =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Six months ended March 31,                                      1997          1996
                                                               ------        ------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  1,831         1,516
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    173           190
  Deferred income taxes                                            13             2
  Provision for loan losses                                        39            80
  Net amortization and accretion of premiums and discounts         12           200
  Amortization of cost of stock benefit plans                     128           127
  Principal payment on ESOP loan                                  416           416
  Market adjustment for committed ESOP shares                     138           108
  Deferred loan fees, net of amortization                        (290)         (481)
  Amortization of deposit base intangible                          28            32
  Decrease (increase) in accrued interest receivable               26          (156)
  Decrease in other assets                                        198            79
  Increase (decrease) in other liabilities                     (1,167)           25
                                                               ------        ------
Net cash provided by operating activities                       1,545         2,138
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                -         39,000
  Purchase of mutual funds                                         (3)           36
  Purchase of Federal Home Loan Bank of Chicago stock              -           (824)
  Purchase of investment securities available for sale             -        (45,000)
  Loans originated for investment                             (43,682)      (62,892)
  Proceeds from sale of real estate owned                         101            -
  Purchase of premises and equipment                               (7)          (58)
  Principal repayments collected on loans receivable           26,657        26,105
  Principal repayments collected on investment securities       2,667         3,923
  Principal repayments collected on mortgage-backed securities  1,773         2,162
                                                               ------        ------
Net cash used in investing activities                         (12,494)      (37,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                     27,449        25,522
  Proceeds from (repayments of) FHLB advances                 (18,200)       18,518
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                        1,455        (2,832)
  Purchase of treasury stock                                   (1,389)       (3,060)
  Payment of common stock dividends                              (391)         (381)
  Proceeds from exercise of stock options                          79            22
                                                               ------        ------
Net cash provided by financing activities                       9,003        37,789
                                                               ------        ------
Net change in cash and cash equivalents                        (1,946)        2,379
Cash and cash equivalents at beginning of period                4,273         4,115
                                                               ------        ------
Cash and cash equivalents at end of period                   $  2,327         6,494
                                                               ======        ======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 10,535         8,345
   Income taxes                                                   200           851
NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure                 -             70
                                                               ======        ======
         See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

The results of operations and other data for the six months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 1997.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.


(2)  EARNINGS PER SHARE

Earnings per share of common stock for the three and six months ended March 31, 1997 has been determined by dividing net income by 2,805,859 and 2,811,928, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Earnings per share information for the three and six months ended March 31, 1996 were determined by dividing net income by 3,027,001 and 3,075,326, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in the earnings per share calculations. Common stock equivalents are computed using the treasury stock method.


(3)  COMMITMENTS AND CONTINGENCIES

At March 31, 1997, the Bank had outstanding commitments to originate loans of $7.1 million, of which $282,000 were fixed rate, with rates ranging from 7.50% to 7.625%, and $6.86 million were adjustable rate commitments.



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

The Company reported earnings for the second quarter ended March 31, 1997 of $997,000, compared with $784,000 for the same quarter a year ago, an increase of 27.2%. Earnings per fully diluted share for the quarter were $0.36 per share, up $0.10 per share, or 38.5% from the second quarter of 1996.

For the first six months of the fiscal year, the Company reported similar gains in net income and earnings per share. For the six months ended March 31, 1997, Fidelity's net income was $1.8 million, compared with $1.5 million for the first six months of 1996. Earnings per fully diluted share for the first six months were $0.65 per share, up 32.7% from the six-month period one year ago.

The Company also announced that its board of directors declared a quarterly dividend of $0.08 per share, payable May 15, 1997 to shareholders of record as of April 30, 1997.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


LIQUIDITY & CAPITAL RESOURCES

Liquidity management is both a daily and long-term function of management's strategy. The Company's primary sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While maturing investments and scheduled loan repayments are relatively predictable, deposit flows and loan prepayments are greatly influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. Management generally manages the pricing of its deposits to be competitive and increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with Federal Home Loan Bank ("FHLB") advances.

Federal regulations require the Bank to maintain minimum levels of liquid assets. This requirement, which may be varied at the direction of the Office of Thrift Supervision ("OTS") depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 5.0%. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At March 31, 1997, the Bank's liquidity ratio was 7.71%.

The Bank's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $1.7 million for the six months ended March 31, 1997. A one-time special assessment charge of $1.6 million was recorded on September 30, 1996 as the result of legislation regarding the Savings Association Insurance Fund (the "SAIF"). During the six month period ended March 31, 1997, the Company paid the SAIF special assessment, thereby reducing the net cash provided by operating activities. Net cash used in investing activities was $12.6 million for the six months ended March 31, 1997. Investing activities consisted primarily of disbursements for loan originations and principal collected on loans. Net cash provided by financing activities amounted to $9.0 million for the six months ended March 31, 1997. The $27.4 million in increased deposits was offset by net repayments of $18.2 million in FHLB advances.

At March 31, 1997, the Bank had outstanding loan commitments of $7.1 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1997 totalled $160.9 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

The Bank's Tangible and Leverage Capital ratio at March 31, 1997 was 8.5%. This exceeded the Tangible Capital requirement of 1.5% of adjusted assets and the Core ("Leverage") Capital requirement of 3% of adjusted assets by $33.8 million and $26.6 million, respectively. The Bank's Risk-based Capital ratio was 18.3% at March 31, 1997 which exceeded the Risk-based Capital requirement of 8% of Risk-weighted assets by $23.3 million.


CHANGES IN FINANCIAL CONDITION

Total assets at March 31, 1997 were $486.0 million, compared to $475.9 million at September 30, 1996. Loans receivable, net of allowance for loan losses, grew at an annualized growth rate of 9.8% during the first half of fiscal 1997 to $371.5 million at March 31, 1997. The Company continues to offer various loan products, and prices them competitively. Current year multi-family and commercial originations accounted for $8.6 million, or 19.7% of all originations. The Company's total loan originations were $43.7 million for the six months ended March 31, 1997.

Deposits grew at an annualized growth rate of 18.1%, ending the first six months at $330.4 million. Growth in deposits for the quarter was the result of the promotion of transaction accounts, including the introduction of a new line of checking accounts. Management continues to utilize FHLB advances when they are a cost effective source to fund loan activity. During the six month period ending March 31, 1997, the Company has repaid a net $18.2 million in FHLB advances.

Book value per share on March 31, 1997 was $17.74, compared with $17.04 at September 30, 1996.


ASSET QUALITY

As of March 31, 1997, the Company had non-performing assets of $3.4 million. Classified loans of $1.4 million were categorized as substandard, consisting of 7 residential mortgage loans, 2 commercial loans, and 2 unsecured lines of credit. In addition to the mortgage and consumer portfolio, the Company classified its investment in commercial leases as substandard. There were no assets classified as doubtful.

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

STOCK REPURCHASE

On November 26, 1996, the Company completed its sixth repurchase program.   As
a component of its strategy to build shareholder value, the Company has repurchased 1,002,472 shares, at an average cost of $14.03 through March 31, 1997.

RECENT REGULATORY DEVELOPMENTS
Legislation has been introduced in the Congress that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or to a state bank or state thrift. One of the pending bills would require the conversion to occur by January 1, 1998 while the other would require conversion by June 30, 1998. Under the proposed legislation, state thrift institutions would be regulated for purposes of federal law as state banks. The bills would allow a converting federal thrift to retain nonconforming investments and activities for a period of two years following conversion (subject to extension by the converted bank's primary federal regulator for up to two additional one year periods). The pending legislation would allow savings and loan holding companies that become bank holding companies as a result of a charter conversion pursuant to the legislation to continue to engage in any activity in which they are currently allowed to engage, provided that they remain "qualified bank holding companies." In order to be deemed a qualified bank holding company, each depository institution subsidiary of the holding company that was previously a thrift institution must continue to satisfy the qualified thrift lender test and comply with all investment limitations to which the institution was subject as a thrift institution. Further, the proposed legislation imposes certain restrictions on the ability of a qualified bank holding company to acquire other depository institutions or to be acquired. If a savings and loan holding company failed to remain a qualified bank holding company, the company would become subject to all of the nonbanking activities restrictions generally applicable to bank holding companies.

The Congress is also considering legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed.
The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

AVERAGE BALANCE SHEET

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


                                     Three Months Ended March 31,                Six Months Ended
                                    1997                       1996                March 31,1997
                          ------------------------   -----------------------  ----------------------
                                    Inter- Average           Inter- Average           Inter- Average
                          Average    est    Yield    Average   est   Yield   Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   -----------------------  ----------------------
Interest-earning assets:
 Loans receivable, net      $366,018  7,064   7.72%    287,881  5,710  7.93%    362,863  14,030  7.73%
 Mortgage-backed securities   20,458    359   7.02%     25,005    437  6.99%     20,913     735  7.03%
 Interest-bearing deposits       908      9   3.96%      1,313     18  5.48%      1,086      19  3.50%
 Investment securities,
   mutual funds, and
   federal funds sold         86,100  1,512   7.02%     79,166  1,328  6.71%     86,242   3,062  7.10%
                             -------  -----   -----     ------    ---  -----    -------   -----  -----
Total interest-earning
 assets                      473,484  8,944   7.56%    393,365  7,493  7.62%    471,104  17,846  7.68%
Non-interest earning
 assets                       10,896                    12,149                   11,421
                             -------                    ------                  -------
Total assets                $484,380                   405,514                  482,525
                             =======                   =======                  =======

Interest-bearing liabilities:
Deposits:
 Savings accounts             67,935    502    2.96%     82,017    644  3.14%     68,699   1,025  2.98%
 Money market account         32,790    258    3.15%     34,308    267  3.11%     32,729     539  3.29%
 Certificate accounts        224,185  3,164    5.65%    173,749  2,621  6.03%    217,870   6,234  5.72%
                             -------  -----   -----     -------  -----  -----    -------   -----  -----
Total deposits               324,910  3,924    4.83%    290,074  3,532  4.87%    319,298   7,798  4.88%

Borrowed funds                93,998  1,305    5.55%     47,678    665  5.58%     98,874   2,777  5.62%
                             -------  -----   -----     -------   ----  -----    -------   -----  -----
Total interest-bearing
 liabilities                 418,908  5,229    4.99%    337,752  4,197  4.97%    418,172  10,575  5.06%
Non-interest bearing
 deposits                      4,723                      5,686                    4,608
Other liabilities             10,363                      8,657                    9,907
                             -------                     ------                  -------
Total liabilities            433,994                    352,095                  432,687

Stockholders' equity          50,386                     53,419                   49,838

Total liabilities and
 stockholders' equity       $484,380                    405,514                  482,525
                             =======                    =======                  =======
Net interest
 income/interest rate
 spread (1)                           3,715    2.56%             3,296  2.65%             7,271  2.52%

Net earning assets/net
 interest margin (2)        $ 54,576           3.14%     55,613         3.35%     52,932         3.09%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                    1.13x                      1.16x                   1.13x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and six month periods are annual-ized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

GENERAL. Net income for the three months ended March 31, 1997 was $997,000, an increase of $213,000 from the net income of $784,000 for the three months ended March 31, 1996. The 27.2% increase in earnings for the quarter was primarily due to greater net interest income.

INTEREST INCOME.    Income from loans receivable, the chief contributor to
interest income, was $7.1 million for the quarter ended March 31, 1997, up 23.7% from the prior year. The average balance of loans increased 27.1% to $366.0 million compared to the average for the second quarter one year ago of $287.9 million. The yield on loans, including non-performing commercial leases of $2.0 million, decreased only 21 basis points. The increase in loan interest income was a result of higher loan volumes. Gross interest income totalled $8.9 million for the three months ended March 31, 1997.

INTEREST EXPENSE.    The increase in deposits contributed to greater interest
expense on deposits for the quarter, which was $3.9 million, compared with $3.5 million the previous year. Savings interest costs remained stable at 4.8%.
The Company reduced its FHLB of Chicago advances during the quarter, however the average advances outstanding almost doubled compared to the same quarter one year ago, thus contributing to the 96.2% increase in interest expense on borrowed funds.

PROVISION FOR LOAN LOSSES. The Company recorded no provision for loan losses in the 1997 second quarter. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of March 31, 1997, the cumulative allowance for loan losses was $843,000, or 24.7% of non-performing assets. The ratio of the allowance for loan losses to net loans receivable stands at 0.23%. See discussion regarding non-performing assets in the "Asset Quality" section of the Management's Discussion and Analysis of Financial Condition. Management believes that its allowance for loan losses is adequate to provide for potential foreseeable losses.

NON-INTEREST INCOME. Non-interest income increased 6.9% to $295,000 for the second quarter. Insurance and annuity commissions produced $189,000, a 16.7% increase compared to the same period in 1996.

NON-INTEREST EXPENSE. Non-interest expense for 1997 totalled $2.4 million, an increase of $184,000, or 8.3%, from $2.2 million for the three months ended March 31, 1996. Advertising expenditures have increased 60.2% in a planned effort to introduce new products to the community. The results of this effort are reflected in the increased deposits. Federal deposit insurance premiums have decreased $118,000 or 70.2% as a result of the recently passed legislation.

INCOME TAXES. Income taxes increased $121,000 for the three months ended March 31, 1997 to $618,000 compared to $497,000 for the prior year due to increased taxable income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

GENERAL. Net income for the six months ended March 31, 1997 was $1.8 million, an increase of $315,000 from the net income of $1.5 million for the six months ended March 31, 1996. This 20.8% increase can be attributed to a 12.3% increase in net interest income before provision for loan losses.

INTEREST INCOME. Interest income increased $2.9 million, or 19.8%, to $17.8 million in the 1997 period from $14.9 million for the 1996 period. The increase is attributable to a 25.5% increase in loan receivable income. Average loan volume increase of 37.0% more than compensated for the 24 basis point decrease in weighted average loan yields for the six months ended March 31, 1997 compared to the same period ended March 31, 1996.

INTEREST EXPENSE. In addition to the increase in interest income, interest expense has also grown along with the increasing deposit base. Interest expense on deposits totalled $7.8 million, a $804,000 increase from the March 31, 1996 expense of $7.0 million. Average interest-bearing deposits increased $34.9 million to $319.3 million for the six month period in 1997 compared to 1996. The weighted average cost of deposits remained stable at 4.9%. Average borrowings nearly doubled, thus increasing interest expense by $1.4 million.

PROVISION FOR LOAN LOSSES. The Company recorded a $39,000 provision for loan losses in the first six months of fiscal 1997, compared to a $80,000 provision in 1996. The adequacy of the loan loss provision is analyzed on a monthly basis. Management considers the changes in the type and volume of the loan portfolio, the specific delinquent loans, the historical loss experience, and the current economic trends, as well as loan growth and other factors deemed appropriate when evaluating the allowance for loan losses. See discussion regarding non-performing assets in the "Asset Quality" section of the Management's Discussion and Analysis of Financial Condition.

NON-INTEREST INCOME. Non-interest income remained level at as compared to the same period in the prior year. Included in non-interest income are commissions through INVEST financial corporation, the Company noted a general slow-down of transaction activity through the first quarter, however, activity increased in the second quarter, thus keeping the six month results stable.

NON-INTEREST EXPENSE. Non-interest expense for 1997 totalled $4.8 million, an increase of $355,000 or 8.0%, from $4.4 million for the six months ended March
31, 1996.   Salaries and employee benefits continued to increase due to additional personnel and market adjustments for the ESOP shares to be released December 31, 1997. In addition to compensation, advertising increased due to the introduction of new products to customers. Legislation passed September 30, 1996 regarding FDIC premiums had a noticeable impact with a $121,000 decrease in insurance premiums.

INCOME TAXES. Income taxes increased $174,000 for the six months ended March 31, 1997 to $1.1 million compared to $962,000 for the prior year due to increased taxable income.

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

ITEM 2.    CHANGES IN SECURITIES
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Company held its Annual Meeting of Stockholders on January 29, 1997.

           (b)  The directors elected at the Annual Meeting are as follows:

                                             For                Withheld

                Raymond S. Stolarczyk      2,457,435              18,880
                Thomas E. Bentel           2,457,435              18,880

                The directors whose term of office continued after the Annual Meeting are as follows:

                Paul Bielat
                Patrick J. Flynn
                Raymond J. Horvat
                Bonnie Stolarczyk

           (c) A brief description of each other matter voted on and the number votes cast:

               (i) Ratification of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending September 30, 1997.

                      For                 Against        Abstain
                    2,450,245               4,180         21,890

ITEM 5.     OTHER INFORMATION
            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)  Exhibits
                 None.
            (b)  Reports on Form 8-K
                 On February 21, 1997, the Company announced under Item 5 of Form 8-K that it adopted a Stockholders' Rights Plan and amended its Bylaws.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Fidelity Bancorp, Inc.



Dated:      April 24, 1997                /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer




Dated:      April 24, 1997               /s/  JAMES R. KINNEY
                                         -----------------------------
                                         James R. Kinney
                                         Sr. V. P. and Chief Financial Officer