Form 10-Q
period 1997-06-30
FIDELITY BANCORP INC /DE/
filed 1997-07-21
CIK 912219

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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


     The number of shares outstanding of each of the issuer's classes of common stock, was 2,791,978 shares of common stock, par value $.01, outstanding as of July 18, 1997.


===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of June 30, 1997 (unaudited) and September 30, 1996         1

          Consolidated Statements of Earnings for the nine and three
          months ended June 30, 1997 and 1996 (unaudited)                2

          Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended June 30, 1997 and 1996 (unaudited)   3

          Consolidated Statements of Cash Flows for the nine months
          Ended June 30, 1997 and 1996 (unaudited)                       4

          Notes to Unaudited Consolidated Financial Statements           5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             12
Item 2.   Changes in Securities                                         12
Item 3.   Defaults upon Senior Securities                               12
Item 4.   Submission of Matters to a Vote of Security Holders           12
Item 5.   Other Information                                             12
Item 6.   Exhibits and Reports on Form 8-K                              12-13
          SIGNATURE PAGE                                                14

FIDELITY BANCORP, INC.
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

ASSETS                                                        June 30,   September 30,
                                                                1997         1996
                                                            (unaudited)
Cash and due from banks                                    $      885         3,848
Interest-bearing deposits                                         640           225
Federal funds sold                                              7,000           200
Investment in dollar-denominated mutual funds, at
  fair value                                                    4,140         3,146
FHLB of Chicago stock                                           5,175         5,795
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $18,857
  at June 30, 1997 and $21,766 at September 30, 1996)          18,702        21,673
Investment securities available for sale, at fair value        64,745        78,104
Loans receivable, net of allowance for loan losses of $857
  at June 30, 1997 and $810 at September 30, 1996             380,733       354,255
Accrued interest receivable                                     2,924         3,199
Real estate in foreclosure                                        109            97
Premises and equipment                                          3,566         3,780
Deposit base intangible                                           119           158
Other assets                                                    1,105         1,382
                                                              -------       -------
                                                            $ 489,843       475,862
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      335,347       302,934
Borrowed funds                                                 91,500       115,300
Advance payments by borrowers for taxes and insurance           4,685         1,953
Other liabilities                                               7,430         6,847
                                                              -------       -------
Total liabilities                                             438,962       427,034

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,791,978 and 2,866,108 shares
  outstanding at June 30, 1997 and September 30, 1996              38            38
Additional paid-in capital                                     37,293        37,079
Retained earnings, substantially restricted                    30,100        27,851
Treasury stock, at cost (990,372 and 916,242 shares at
  June 30, 1997 and September 30, 1996, respectively)         (13,897)      (12,619)
Common stock acquired by Employee Stock Ownership Plan         (1,662)       (2,078)
Common stock acquired by Bank Recognition and Retention Plans    (516)         (708)
Unrealized loss on investment securities available for sale,
  less applicable taxes                                          (475)         (735)
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     50,881        48,828
Commitments and contingencies
                                                           $  489,843       475,862
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

                                              Three Months ended     Nine Months ended
                                                  June 30,                June 30,
                                              1997        1996         1996      1997
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 7,130      6,076      21,160    17,259
  Investment securities                       1,450      1,519       4,425     4,262
  Mortgage-backed securities                    340        415       1,075     1,310
  Interest earning deposits                      16         13          35        53
  Federal funds sold                              6          3          11        36
  Investment in mutual funds                     42         27         124        33
                                             ------     ------      ------    ------
                                              8,984      8,053      26,830    22,953
Interest Expense:
  Deposits                                    4,022      3,471      11,820    10,465
  Borrowed funds                              1,364      1,178       4,141     2,609
                                             ------     ------      ------    ------
                                              5,386      4,649      15,961    13,074

Net interest income before provision
  for loan losses                             3,598      3,404      10,869     9,879
  Provision for loan losses                      15         10          54        90
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,583      3,394      10,815     9,789

Non-Interest Income:
  Fees and commissions                           85         87         287       283
  Insurance and annuity commissions             192        105         482       401
  Other                                          17         18          45        39
                                             ------     ------      ------    ------
                                                294        210         814       723
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,343      1,215       4,016     3,634
    Office occupancy and equipment              305        302         903       897
    Data processing                             116        110         357       336
    Advertising and promotions                  130         94         468       333
    Federal deposit insurance premiums           59        170         267       499
    Other                                       334        332       1,034       922
                                             ------     ------      ------     -----
  Total general and administrative expenses   2,287      2,223       7,045     6,621
    Amortization of intangible                   12         16          39        48
                                             ------     ------      ------    ------
                                              2,299      2,239       7,084     6,669
                                             ------     ------      ------    ------
Income before income taxes                    1,578      1,365       4,545     3,843
Income tax expense                              546        530       1,682     1,492
                                             ------     ------      ------    ------
Net income                                  $ 1,032        835       2,863     2,351
                                             ======     ======      ======    ======
Earnings per share - primary                $  0.37       0.28        1.02      0.78
Earnings per share - fully diluted          $  0.37       0.28        1.02      0.77
                                             ======     ======      ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

Nine months ended June 30, 1997 and 1996

                                                                                  Unrealized
                                                                                   Loss on
                                                               Common   Common    Investment
                                Additional                      Stock    Stock    Securities
                         Common   Paid-In   Retained Treasury  Acquired Acquired   Available
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's  For Sale     Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1995       $38    36,795     26,449   (5,978)  (2,494)    (963)       (55)     $53,792
Net income                   -         -      2,351        -        -        -          -        2,351
Purchase of treasury stock
  (350,466 shares)           -         -          -   (5,573)       -        -          -       (5,573)
Cash dividends ($.16 per
  share)                     -         -       (564)       -        -        -          -         (564)
Amortization of award of
  BRRP's stock               -         -          -        -        -      191          -          191
Cost of ESOP shares released -         -          -        -      416        -          -          416
Exercise of stock options
  and reissuance of treasury
  shares (2,200 shares)      -        (6)         -       28        -        -          -           22
Tax benefit related to
  stock options exercised    -         2          -        -        -        -          -            2
Market adjustment for
  committed ESOP shares      -       171          -        -        -        -          -          171
Change in unrealized loss
  on investment securities
  available for sale         -         -          -        -        -        -     (1,007)      (1,007)
                           ---    ------    -------   ------   ------   ------       ----      -------
Balance at June 30 1996    $38    36,962     28,236  (11,523)  (2,078)    (772)    (1,062)     $49,801
                           ===    ======    =======   ======   ======  =======     ======      =======

Balance at
  September 30, 1996        38    37,079     27,851  (12,619)  (2,078)    (708)      (735)      48,828
Net income                   -         -      2,863        -        -        -          -        2,863
Purchase of treasury stock
 (82,030 shares)            -         -          -    (1,389)       -        -          -       (1,389)
Cash dividends ($.22 per
  share)                     -         -       (614)       -        -        -          -         (614)
Amortization of award of
  BRRP's stock               -         -          -        -        -      192          -          192
Cost of ESOP shares released -         -          -        -      416        -          -          416
Exercise of stock options
  and reissuance of treasury
  shares (7,900 shares)      -       (32)         -      111        -        -          -           79
Tax benefit related to
  stock options exercised    -        13          -        -        -        -          -           13
Market adjustment for
  committed ESOP shares      -       233          -        -        -        -          -          233
Change in unrealized loss
  on investment securities
  available for sale         -         -          -        -        -        -        260          260
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at June 30, 1997   $38    37,293     30,100  (13,897)  (1,662)    (516)      (475)     $50,881
                           ===    ======    =======   ======   ======    =====       ====      =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Nine months ended June 30,                                       1997          1996
                                                               ------        ------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  2,863         2,351
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    261           287
  Deferred income taxes                                            13             2
  Provision for loan losses                                        54            90
  Recapture of credit enhancement losses                           -            (10)
  Net amortization and accretion of premiums and discounts         21           211
  Amortization of cost of stock benefit plans                     192           191
  Principal payment on ESOP loan                                  416           416
  Market adjustment for committed ESOP shares                     233           171
  Deferred loan fees, net of amortization                        (337)         (862)
  Amortization of deposit base intangible                          39            48
  Sale of real estate owned                                       101            -
  Decrease in accrued interest receivable                         275             2
  Decrease in other assets                                        267            60
  Increase in other liabilities                                   398           617
                                                               ------        ------
Net cash provided by operating activities                       4,796         3,574
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities            30,000        63,000
  Proceeds from redemption of mutual funds                         -             40
  Redemption of Federal Home Loan Bank of Chicago stock           935           179
  Purchase of mutual funds                                       (994)       (2,956)
  Purchase of Federal Home Loan Bank of Chicago stock            (315)       (2,789)
  Purchase of investment securities available for sale        (19,975)      (65,000)
  Loans originated for investment                             (66,917)     (107,216)
  Purchase of premises and equipment                              (47)          (94)
  Principal repayments collected on loans receivable           40,606        41,653
  Principal repayments collected on investment securities       3,784         5,671
  Principal repayments collected on mortgage-backed securities  2,958         3,359
                                                               ------        ------
Net cash used in investing activities                          (9,965)      (64,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                     32,413         9,947
  Proceeds from (repayments of) FHLB advances                 (23,800)       58,018
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                        2,732          (722)
  Purchase of treasury stock                                   (1,389)       (5,573)
  Payment of common stock dividends                              (614)         (564)
  Proceeds from exercise of stock options                          79            22
                                                               ------        ------
Net cash provided by financing activities                       9,421        61,128
                                                               ------        ------
Net change in cash and cash equivalents                         4,252           549
Cash and cash equivalents at beginning of period                4,273         4,115
                                                               ------        ------
Cash and cash equivalents at end of period                   $  8,525         4,664
                                                               ======        ======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 15,912        13,049
   Income taxes                                                   815         1,076
NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure                109           112
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

The results of operations and other data for the nine months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.


(2)  EARNINGS PER SHARE

Earnings per share of common stock for the three and nine months ended June 30, 1997 have been determined by dividing net income by 2,803,996 and 2,799,423, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Earnings per share information for the three and nine months ended June 30, 1996 were determined by dividing net income by 2,944,771 and 3,039,841, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in the earnings per share calculations. Common stock equivalents are computed using the treasury stock method.


(3)  COMMITMENTS AND CONTINGENCIES

At June 30, 1997, the Bank had outstanding commitments to originate mortgage loans of $5.7 million, of which $540,000 were fixed rate, with rates ranging from 7.75% to 8.25%, and $5.2 million were adjustable rate commitments. The Bank had a commitment to purchase a $8.45 million FHLB note with a rate of 7.4%. This note settles on July 9, 1997, and has a stated maturity of July 9, 2007, callable on July 9, 1998.


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

The Company reported earnings for the third quarter ended June 30, 1997 of $1.0 million compared with $835,000 for the same quarter a year ago, an increase of 23.6%. Earnings per fully diluted share for the quarter were $0.37 per share, up $0.09 per share, or 32.1% from the third quarter of 1997.

For the first nine months of the fiscal year, the Company reported similar gains in net income and earnings per share. For the nine months ended June 30, 1997, Fidelity's net income was $2.9 million, compared with $2.4 million for the first nine months of 1996. Earnings per fully diluted share for the first nine months were $1.02 per share, up 30.8% from the nine month period one year ago.

The Company also announced that its board of directors declared a quarterly dividend of $0.08 per share, payable August 15, 1997 to shareholders of record as of July 31, 1997.


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

Federal regulations require the Bank to maintain minimum levels of liquid assets. This requirement, which may be varied at the direction of the Office of Thrift Supervision ("OTS") depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 5.0%. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At June 30, 1997, the Bank's liquidity ratio was 7.45%.

The Bank's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $4.8 million for the nine months ended June 30, 1997. A one-time special assessment charge of $1.6 million was recorded on September 30, 1996 as the result of legislation regarding the Savings Association Insurance Fund (the "SAIF"). During the nine month period ended June 30, 1997, the Company paid the SAIF special assessment, thereby reducing the net cash provided by operating activities. Net cash used in investing activities was $10.0 million for the nine months ended June 30, 1997. Investing activities consisted primarily of disbursements for loan originations and principal collected on loans as well as maturities and reinvestments of the Bank's investment portfolio. Net cash provided by financing activities amounted to $9.4 million for the nine months ended June 30, 1997. The $32.4 million in increased deposits was partially offset by net repayments of $23.8 million in FHLB advances.

At June 30, 1997, the Bank had outstanding loan commitments of $5.7 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1997 totalled $168.7 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

The Bank's Tangible and Leverage Capital ratio at June 30, 1997 was 8.6%. This exceeded the Tangible Capital requirement of 1.5% of adjusted assets and the Core ("Leverage") Capital requirement of 3% of adjusted assets by $34.3 million and $27.1 million, respectively. The Bank's Risk-based Capital ratio was 18.3% at June 30, 1997 which exceeded the Risk-based Capital requirement of 8% of Risk-weighted assets by $23.7 million.


CHANGES IN FINANCIAL CONDITION
Total assets at June 30, 1997 were $489.8 million, compared to $475.9 million at September 30, 1996. Loans receivable, net of allowance for loan losses, grew at an annualized growth rate 10.0% during the first nine months of fiscal
1997.    The Company continues to offer various loan products, and prices them competitively. Current year multi-family and commercial originations accounted for $13.0 million, or 19.4% of all originations. The Company's total loan originations were $66.9 million for the nine months ended June 30, 1997.

Total deposits increased $32.4 million to $335.3 million at June 30, 1997 compared to the balance of $302.9 million at September 30, 1996. Growth in deposits for the nine month period was the result of the promotion of transaction accounts, including the introduction of a new line of checking accounts. Management continues to utilize FHLB advances when they are a cost effective source to fund loan activity. During the nine month period ending June 30, 1997, the Company has repaid a net $23.8 million in FHLB advances.

Book value per share on June 30, 1997 was $18.22, compared with $17.04 at September 30, 1996.


ASSET QUALITY
As of June 30, 1997, the Company had non-performing assets of $3.9 million. Classified loans of $1.9 million were categorized as substandard as were $2.0 of Bennett Funding Group commercial leases (see below). The $1.9 million amount increased from last quarter because of three additional residential mortgage loans that were non-performing at the end of the quarter. Management believes it has reserved sufficiently for these non-performing assets.

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


STOCK REPURCHASE
On November 26, 1996, the Company completed its sixth repurchase program.   As
a component of its strategy to build shareholder value, the Company has repurchased 1,002,472 shares, at an average cost of $14.03 through June 30, 1997.

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

At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

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

                                     Three Months Ended June 30,               Nine Months Ended
                                    1997                      1996                June 30,1997
                          ------------------------   ----------------------- ----------------------
                                    Inter- Average           Inter- Average          Inter- Average
                          Average    est    Yield    Average   est   Yield  Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   ----------------------- ----------------------
Interest-earning assets:
 Loans receivable, net   $375,286  7,130    7.60%    316,350  6,076  7.68%   367,004  21,160  7.69%
 Mortgage-backed
   securities              19,342    340    7.03%     23,732    415  6.99%    20,390   1,075  7.03%
 Interest-bearing
   deposits                 1,251     16    5.12%        981     13  5.30%       924      35  5.05%
 Investment securities,
   mutual funds, federal
   funds sold and FHLB
   stock                   83,336  1,498    7.19%     88,793  1,549  6.98%    85,491   4,560  7.11%
                          -------  -----   -----      ------  -----  -----   -------   -----  -----
Total interest-earning
 assets                   479,215  8,984    7.50%    429,856  8,053  7.49%   473,809  26,830  7.55%
Non-interest earning
 assets                    10,786                     12,164                  11,209
                          -------                    -------                 -------
Total assets             $490,001                    442,020                 485,018
                          =======                    =======                 =======

Interest-bearing liabilities:
Deposits:
 Savings account           77,231    549    2.84%     97,603    703  2.99%    80,803   1,721  2.84%
 Money market accounts     18,202    190    4.18%     20,805    213  4.10%    18,627     581  4.16%
 Certificate accounts     232,695  3,283    5.64%    172,029  2,528  5.88%   222,812   9,518  5.70%
                          -------   -----   -----     ------    ---  -----   -------   -----  -----
Total deposits            328,128  4,022    4.90%    290,437  3,471  4.78%   322,242  11,820  4.89%

Borrowed funds             96,067  1,364    5.68%     85,470  1,178  5.51%    97,939   4,141  5.64%
                          -------   -----   -----     ------    ---  -----   -------   -----  -----
Total interest-bearing
 liabilities              424,195  5,386    5.08%    375,907  4,649  4.95%   420,181  15,961  5.06%
Non-interest bearing
 deposits                   4,626                      5,519                   4,613
Other liabilities          10,344                      8,596                  10,053
                          -------                     ------                 -------
Total liabilities         439,165                    390,022                 434,847

Stockholders' equity       50,836                     51,998                  50,171
                          -------                     ------                 -------
Total liabilities and
 stockholders' equity    $490,001                    442,020                 485,018
                          =======                    =======                 =======
Net interest
 income/interest rate
 spread (1)                        3,598    2.42%             3,404  2.55%           10,869  2.49%

Net earning
 assets/net interest
 margin (2)               $55,020           3.00%     53,931         3.17%    53,628         3.06%

Ratio of interest-
 earning assets to
 interest-bearing
 liabilities                 1.13x                      1.14x                  1.13x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and nine month periods are annualized for presentation purposes.
(4) The consumer loan receivable portfolio includes $2.0 million of Bennett Funding Group commercial leases for which there has been no interest recorded since February 1996. (see Asset Quality)

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

GENERAL. Net income for the three months ended June 30, 1997 was $1.0 million, an increase of $197,000 from the net income of $835,000 for the three months ended June 30, 1996. Current quarter pre-tax income increased 15.6% due to a 5.7% increase in net interest income before provision. The increase is primarily due to a $1.1 million increase in loans receivable income.

INTEREST INCOME. Interest income increased $931,000, or 11.6% to $9.0 million in the 1997 period from $8.1 million for the 1996 period. The increase in interest income is the result of an 11.5% increase in interest-earning assets. The yield from 1996 to 1997 has remained level at 7.5%. Due to greater originations and lower pay-offs, the average loan portfolio increased 18.6% to $375.3 million. The decreased average balance of mortgage-backed securities is purely a result of continued monthly repayments. The average investment portfolio decreased 6.1% to $83.3 million. The changes in the investment portfolio have been limited to maturities and purchases of similar products. The investment portfolio earned 21 basis points more than the same quarter a year ago.

INTEREST EXPENSE. Increasing deposit rates combined with a 13.0% larger average deposit base caused interest expense on savings to increase by $551,000, or 15.9% for the three months ended June 30, 1997. The cost of borrowed funds increased $186,000 from the previous year's quarter because of increased utilization of FHLB advances. The cost of these advances has increased 17 basis points while the average FHLB advances balance increased from $85.5 million to $96.1 million.

PROVISION FOR LOAN LOSSES. The Company recorded a $15,000 provision for loan losses in the third quarter as compared to a $10,000 provision for loan losses in the 1996 period. As of June 30, 1997, the cumulative allowance for loan losses was $857,000, or 22.4% of non-performing loans. The ratio of the allowance for loan losses to net loans receivable stands at 0.23%. See discussion regarding non-performing assets in the "Asset Quality" section of the Management's Discussion and Analysis of Financial Condition. Management believes that its allowance for loan losses is adequate to provide for potential foreseeable losses.

NON-INTEREST INCOME. Non-interest income increased 40.0% to $294,000 from $210,000 in the same quarter the previous year. Insurance and annuity commissions increased $87,000 due to increased sales activity. The increase is due to the INVEST program sponsoring and promoting seminars for the benefit of customers.

NON-INTEREST EXPENSE. Non-interest expense for the quarter ended June 30, 1997 totalled $2.3 million, compared to $2.2 million in 1996. Advertising expenditures have increased $36,000 in a planned effort to introduce new products to the community. The results of this effort are reflected in the increased deposits. Federal deposit insurance premiums decreased by $111,000 or 65.3%, primarily as a result of the recently-passed FDIC deposit insurance legislation.

INCOME TAXES. Income taxes increased $16,000 for the three months ended June 30, 1997 to $546,000 compared to $530,000 for the prior year due to increased pre-tax income as well as slight changes in the effective tax rate.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

GENERAL. Net income for the nine months ended June 30, 1997 was $2.9 million, an increase of $512,000 from the net income of $2.4 million for the nine months ended June 30, 1996. This 21.8% increase can be attributed to a 10.0% increase in net interest income before provision for loan losses.

INTEREST INCOME. Interest income increased $3.9 million, or 16.9%, to $26.8 million in the 1997 period from $23.0 million for the 1996 period. The increase is attributable primarily to increased interest income from loans receivable. Successful originations account for the 25.7% increase in average loans receivable. The increased volume of $75.1 million, offset by the 19 basis point decrease in weighted average loan yields, accounts for the 22.6% increase in loan receivable interest income. Also contributing to the increase was the $229,000 increase in income generated from the investment portfolio. Although the average volume of investments remained stable at $85 million, the average yield increased 28 basis points over the prior year.

INTEREST EXPENSE. Interest expense increased $2.9 million, or 22.1%, to $16.0 million for the nine months ended June 30, 1997. A $35.7 million increase in the average deposit balance accounts for the increase in deposit interest cost. The average cost of savings products remained at 4.9%. Interest expense on borrowed funds reflects the 59.2% increase in the average FHLB advances. The weighted average rate from June 30, 1997 to June 30, 1996 remained at 5.6%.
The current quarter average balance of $97.9 million in borrowed funds increased $36.4 million from the one year prior average balance of $61.5 million.

PROVISION FOR LOAN LOSSES. The Company recorded a $54,000 provision for loan losses in the first nine months of fiscal 1997, as compared to a $90,000 provision in its comparable period one year ago. The provision for the loan losses reflect management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. See discussion regarding non-performing assets in the "Asset Quality" section of the Management's Discussion and Analysis of Financial Condition.

NON-INTEREST INCOME. Non-interest income generated from insurance and annuity commissions increased $81,000, or 20.2% compared to $401,000 the previous year. The increase is a result of increased INVEST sales efforts.

NON-INTEREST EXPENSE. Non-interest expense for 1997 totalled $7.1 million, an increase of $415,000 or 6.2%, from $6.7 million for the nine months ended June
30, 1996.   Salaries and employee benefits continued to increase due to additional personnel and market adjustments for the ESOP shares to be released December 31, 1997. In addition to compensation, advertising increased due to the introduction of new products to customers. Insurance premium expense decreased $232,000 primarily as a result of legislation passed September 30, 1996 regarding FDIC premiums, partially offset by the premiums on increased balances in savings deposits.

INCOME TAXES. Income taxes increased $190,000 for the nine months ended June 30, 1997 to $1.7 million compared to $1.5 million for the prior year due to increased taxable income and updates of the effective tax rate.

                              Part II - Other Information


Item 1.    LEGAL PROCEEDINGS
           The Bank is involved in legal proceedings regarding the Bennett Funding Group ("BFG") bankruptcy proceedings, in which the Bank has an investment in commercial leases guaranteed by BFG. The Bankruptcy Trustee has filed an adversary complaint against the Bank for claimed violations of the automatic stay provisions of the bankruptcy code with respect to post-petition collection efforts of the Bank. The monies collected by the Bank, aggregating approxi-mately $60,000, have since been remitted to the Trustee's escrow account after obtaining assurances from the court that the funds would be protected pending the outcome of the litigation. The Trustee's claim for $10 million for sanctions and actual damages based on the Bank's post-petition collection activity is also being vigorously contested. The Trustee has also filed an adversary proceeding against 60 banks, including the Bank, asserting various causes of action. The results of these adversary proceeding are not expected to have a material adverse impact on the Company.

Item 2.    Changes in Securities
           Not applicable.

Item 3.    Defaults Upon Senior Securities
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K
            (a)  Exhibits
                 27.0  Financial Data Schedule
            (b)  Reports on Form 8-K
                 None.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Fidelity Bancorp, Inc.



Dated:      July 21, 1997                /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer



Dated:      July 21, 1997               /s/  JAMES R. KINNEY
                                        -----------------------------
                                        James R. Kinney
                                        Sr. V. P. and Chief Financial Officer