Form 10-K
period 1997-09-30
FIDELITY BANCORP INC /DE/
filed 1997-12-12
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-K

                Annual Report Pursuant to Section 13 of the
                      Securities Exchange Act of 1934

                For the fiscal year ended September 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $60,268,790 and is based upon the last sales price as quoted on Nasdaq Stock Market for December 1, 1997.

The Registrant has 2,811,707 shares of common stock outstanding as of December 1, 1997.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
===============================================================================

ITEM 1.   BUSINESS

GENERAL

On December 3, 1993, Fidelity Bancorp, Inc., a Delaware corporation (the "Company") completed its public offering of its common stock and acquired Fidelity Federal Savings Bank, (the "Bank") as part of the Bank's conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. The Company issued and sold 3,782,350 shares of common stock at $10.00 per share, thereby completing the conversion. Primarily as a result of stock repurchase programs, outstanding shares of common stock at September 30, 1997 totalled 2,794,978. The Company's common stock is listed on the Nasdaq National Market and trades under the symbol "FBCI".

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

                                                                Net Book Value
                                          Original Date         of Property or          Leased
                                             Leased or      Leasehold Improvements        or
             Location                        Acquired        at September 30, 1997      Owned
                                                                (In thousands)
EXECUTIVE AND HOME OFFICE:                 Various dates
  5455 W. Belmont Ave.                     commencing in
  Chicago, IL  60641                           1955               $ 1,105              Owned

BRANCHES:
  Higgins Branch
    6360 W. Higgins Road
    Chicago, IL  60630                         1984                   462              Owned
  Franklin Park Branch
    10227 W. Grand Ave.
    Franklin Park, IL  60131                   1980                    52              Leased
  Schaumburg Branch
    2425 West Schaumburg Rd
    Schaumburg, IL 60194                       1995                 1,026              Leased
  Harlem Avenue Branch
    3940 North Harlem Ave.
    Chicago, IL  60634                         1995                   343              Owned
                                                                  -------
                                                                  $ 2,988
                                                                  =======

ITEM 3.   LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business. Such proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter and quoted on the NASDAQ Stock Market under the symbol "FBCI". As of December 1, 1997, there were 2,811,707 shares of common stock outstanding and 595 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or banks.

The table below sets forth the high and low sales prices during each period as reported on Nasdaq Stock Market and does not necessarily reflect retail markups, markdowns, or commissions:

                                       1997                    1996
                                  High        Low         High       Low

First Quarter                    17 5/8      16 1/4      16          14
Second Quarter                   21          16 7/8      16 1/4      14 1/2
Third Quarter                    19 3/4      18 1/2      17          15
Fourth Quarter                   25 3/8      18 1/2      17 1/8      15 1/2

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of September 30, 1997, the Company had repurchased 1,002,472 shares of its common stock since its initial public offering at a cost of $14.06 million or $14.03 per share. The Company believes such repurchases increase the long-term potential return to stockholders. The price, timing of purchases and actual number of shares repurchased in the future will be based on the impact to stockholder value.

The Board of Directors declared per share dividends aggregating $0.30 and $0.24 during fiscal 1997 and 1996, respectively. In addition, the Board of Directors declared a regular quarterly dividend of $0.08 per share, payable on November 14, 1997 to stockholders of record as of October 31, 1997.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following table sets forth certain financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                                     At and For the Years Ended September 30,
                                     1997     1996    1995     1994     1993
                                  (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest income                   $ 35,915   31,554  26,169   21,113   20,967
Interest expense                    21,470   18,129  13,752    9,759   10,253
                                    ------   ------  ------   ------   ------
Net interest income before
  provision for loan losses         14,445   13,425  12,417   11,354   10,714
Provision for loan losses               64      410     192       48       57
                                    ------   ------  ------   ------   ------
Net interest income after
  provision for loan losses         14,381   13,015  12,225   11,306   10,657
Non-interest income:
  Gain on sale of investment
    securities available for sale      -        -       274      -        695
  Gain (loss) on sale of
    loans receivable                   -         -      -        (17)      61
  Fees and commissions                 341      379     398      680    1,479
  Insurance and annuity commissions    700      519     519      536      388
  Other                                 62       59      38       42       93
                                    ------   ------  ------   ------   ------
Total non-interest income            1,103      957   1,229    1,241    2,716
Non-interest expense                12,266   10,595   8,337    8,164    7,129
                                    ------   ------  ------   ------   ------
Income before income taxes           3,218    3,377   5,117    4,383    6,244
Income tax expense                   2,293    1,235   2,033    1,703    2,628
                                    ------   ------  ------   ------   ------

Net income                         $   925    2,142   3,084    2,680    3,616
                                    ======   ======  ======   ======   ======

SELECTED FINANCIAL CONDITION DATA:
Total assets                     $ 495,634  475,862  393,664  338,082  273,557
Loans receivable, net              388,262  354,255  266,735  216,657  203,990
Mortgage-backed securities
  held to maturity, net             16,875   21,673   26,484   29,565      -
Investment securities
  available for sale                70,297   78,104   84,579   70,963   12,287
Deposits                           323,443  302,934  275,993  238,062  247,863
Borrowed funds                     113,400  115,300   54,032   42,000      -
Stockholders' equity                49,617   48,828   53,792   53,477   21,100

September 30,                                1997     1996     1995     1994     1993
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Return on average assets                     0.19%    0.50%    0.85%    0.84%    1.31%
Return on average stockholders' equity       1.82     4.08     5.62     5.62    18.50
Average stockholders' equity to
  average assets                            10.40    12.27    15.12    14.89     7.07
Stockholders' equity to total assets        10.01    10.26    13.66    15.82     7.71
Non interest expense to average assets       2.52     2.48     2.30     2.53     2.56
Interest rate spread during period           2.45     2.57     2.80     3.01     3.66
Net interest margin                          3.03     3.23     3.52     3.63     3.98

ASSET QUALITY RATIOS:
Non-performing loans to loans
  receivable, net                            0.47     0.87     0.23     0.13     0.10
Non-performing assets to total assets        0.41     0.67     0.16     0.11     0.08
Net charge-offs to average loans             0.11     0.01     0.01     0.03     0.01
Allowance for loan losses to total loans     0.12     0.23     0.15     0.11     0.11
Allowance for loan losses to
  non-performing loans                      25.44    26.25    65.32    80.85   112.02

REGULATORY CAPITAL RATIOS:
Tangible                                     8.59     8.04    10.51    11.09     7.28
Core                                         8.59     8.04    10.51    11.09     7.28
Risk-based                                  18.37    16.89    20.71    19.61    15.95

OTHER DATA:
Loan originations (dollars in thousands)  $ 97,774 139,589   77,880   64,543   80,504
Number of deposit accounts                  24,984  24,553   20,488   20,095   20,779
Book value per share outstanding           $ 17.75   17.04    16.41    14.88     N/A
Earnings per share - fully diluted          $ 0.32    0.72     0.93     0.71     N/A


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


YEAR 2000 COMPLIANCE

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. In 1997 the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. The costs associated with the compliance efforts are not expected to have a significant impact on the Company's ongoing results of operations.


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

At September 30, 1997, total interest-bearing liabilities maturing, repricing, or estimated to prepay within one year exceeded total interest-earning assets maturing, repricing, or estimated to mature or reprice, in the same period by $187.1 million, representing a cumulative one year negative gap of 37.6% of assets. Thus, during future periods of rising interest rates, the costs on interest-bearing liabilities may increase more quickly than the yields on interest-earning assets, which could adversely affect net interest income. Conversely, in a period of falling interest rates, the yields on its interest-earning assets may decrease at a slower pace than the cost of its interest-bearing liabilities. The Company closely monitors its interest rate risk as such risk relates to its operational strategies. Management's interest rate sensitivity strategy is designed to provide a relatively stable stream of net interest income in moderately varying interest rate environments.

The following table sets forth the scheduled repricing or maturity of the Company's assets and liabilities at September 30, 1997, based on certain assumptions used by the OTS with respect to passbook, NOW and checking account withdrawals. The Company's loan prepayment assumptions are based on national experience data. These assumptions may not be indicative of the actual prepayments and withdrawals experienced by the Company.

The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and may be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest yield because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                                       At September 30, 1997
                                        More    More
                                        than    than      More      More       More      More
                                  3       3       6       than      than       than      than     More
                             mths or  mths to   mths       1 yr    3 yrs to   5 yrs    10 yrs to  than
                                less  6 mths   to 1 yr   to 3 yrs    5 yrs   to 10 yrs  20 yrs   20 yrs    Total
                                                             (Dollars in thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)        $ 15,156   22,355   44,080   162,470   76,308   26,613   23,563   2,157  372,702
Consumer loans (1)           2,014    1,340    2,272     6,158    2,368      -        -       -     14,152
Mortgage-backed securities     567      549    1,045     3,588    8,507    1,823      796     -     16,875
Interest-earning deposits    2,314      -        -         -        -        -        -       -      2,314
Mutual funds, investment
  securities available
  for sale, federal funds
  sold and FHLB stock (2)   25,668      209      422     4,118   10,130   38,704      -       -     79,251
                            ------    -----   ------   -------   ------   ------   ------   -----  -------
Total interest-earning
  assets                  $ 45,719   24,453   47,819   176,334   97,313   67,140   24,359   2,157  485,294
                            ======   ======   ======   =======   ======   ======   ======   =====  =======

INTEREST-BEARING LIABILITIES
Passbook accounts          $ 4,473    4,473    8,152    25,975   16,932   21,492   14,866   4,225  100,588
NOW accounts                 1,363    1,363    2,162     4,467    1,196    1,606      882     162   13,201
Money market accounts        2,148    2,148    3,052     5,523    1,524    1,986    1,061     192   17,634
Certificate accounts        66,004   47,116   49,244    21,894    2,996      -        -       -    187,254
Borrowed funds              30,400   49,000   34,000      -         -        -        -       -    113,400
                            ------    -----   ------   -------   ------   ------   ------   -----  -------
Total interest-bearing
  liabilities              104,388  104,100   96,610    57,859   22,648   25,084   16,809   4,579  432,077
                           =======  =======   ======   =======   ======   ======   ======   =====  =======


Interest sensitivity gap $ (58,669) (79,647) (48,791)  118,475   74,665   42,056    7,550  (2,422)  53,217
                            ======   ======   ======   =======   ======   ======   ======   =====  =======

Cumulative interest
  sensitivity gap        $ (58,669)(138,316)(187,107)  (68,632)   6,033   48,189   55,639  53,217
                            ======  =======  =======   =======   ======   ======   ======  ======
Cumulative interest
  sensibility gap as a
  percentage of total
  assets                     (11.8)%  (27.8)%  (37.6)%   (13.8)%    1.2%    9.7%    11.2%   10.7%

Cumulative net interest-
  earning assets as a
  percentage of interest-
  sensitive liabilities       43.8%    33.7%    38.7%     81.1%   101.6%   111.7%   113.0%  112.3%

  (1) For purposes of the gap analysis, mortgage and consumer loans are not reduced by non-performing loans or by the allowance for loan losses.

  (2) Category includes $48.5 million in callable federal agency securities. These securities are shown as repricing at their respective maturity dates although there can be no assurance that the securities will not be called before maturity. The issues include $20 million 7.74% FNMA due 5/15/2007 callable 5/15/98, $10 million 7% FHLB 1/19/2006 callable
       1/19/98, $10 million 6.37% FHLB due 3/13/2001 callable 12/13/97, and
       $8.5 million 7.4% due 7/9/2007 callable 7/9/98.



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

Years ended September 30                  1997 Compared to 1996         1996 Compared to 1995
                                       Increase (Decrease) Due to    Increase (Decrease) Due to
                                       Volume     Rate      Total    Volume     Rate      Total
                                                     (in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net               $ 5,061     (500)    4,561    $ 4,915     (337)    4,578
  Mortgage-backed securities             (322)       6      (316)      (544)     (55)     (599)
  Interest-earning deposits                10      (10)       -          (5)      11         6
  Investment securities, mutual
    funds, and federal funds sold         (68)     184       116        538      862     1,400
                                       ------     ----     -----     ------    -----     -----
Total                                 $ 4,681     (320)    4,361      4,904      481     5,385
                                       ======     ====    ======     ======    =====    ======

INTEREST-BEARING LIABILITIES:
  Savings accounts                        438      484       922       (257)      78      (179)
  Money market accounts                   (55)     (13)      (68)       416       37       453
  Certificate accounts                  1,395     (261)    1,134      2,017      684     2,701
  Borrowed funds                        1,347        6     1,353      1,584     (182)    1,402
                                       ------     ----     -----     ------    -----     -----
Total                                 $ 3,125      216     3,341      3,760      617     4,377
                                       ------     ====    ======     ------    =====    ======
Net change in net interest income                        $ 1,020                       $ 1,008
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

For years ended September 30,                1997                         1996                        1995
                                                       Average                     Average                      Average
                                      Average           Yield/    Average           Yield/    Average           Yield/
                                      Balance  Interest  Cost     Balance  Interest  Cost     Balance  Interest  Cost
                                                                (dollars in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net             $ 370,946   28,468   7.67%    305,115   23,907   7.84%     242,438   19,329   7.97%
  Mortgage-backed securities           19,748    1,387   7.02%     24,331    1,703   7.00%      32,081    2,302   7.18%
  Interest-earning deposits             1,233       60   4.87%      1,049       60   5.72%       1,156       54   4.67%
  Mutual funds, investment
    securities available for sale,
    commercial paper and federal
    funds sold                         84,299    6,000   7.12%     85,282    5,884   6.90%      76,672    4,484   5.85%
                                       ------    -----   ----     -------   ------   ----     --------   ------   ----
Total interest-earning assets         476,226   35,915   7.54%    415,777   31,554   7.59%     352,347   26,169   7.43%

Non-interest earning assets            11,195                      12,188                       10,805
                                       ------                     -------                      -------
Total assets                        $ 487,421                     427,965                      363,152
                                      =======                     =======                      =======

INTEREST-BEARING LIABILITIES:
  Deposits:
    Savings accounts                  108,314    3,706   3.42%     94,502    2,784   2.95%     102,758    2,963   2.88%
    Money market accounts              18,496      773   4.18%     19,796      841   4.25%       9,934      388   3.91%
    Certificate accounts              196,737   11,450   5.82%    172,863   10,316   5.97%     138,390    7,615   5.50%
                                       ------    -----   ----     -------   ------   ----     --------   ------   ----
  Total deposits                      323,547   15,929   4.92%    287,161   13,941   4.85%     251,082   10,966   4.37%

  Borrowed funds                       97,879    5,541   5.66%     74,078    4,188   5.65%      46,224    2,786   6.03%
                                       ------    -----   ----     -------   ------   ----     --------   ------   ----
Total interest-bearing liabilities    421,426   21,470   5.09%    361,239   18,129   5.02%     297,306   13,752   4.63%

Non-interest bearing deposits           4,705                       5,162                        3,442
Other liabilities                      10,605                       9,066                        7,489
                                       ------                     -------                     --------
Total liabilities                     436,736                     375,467                      308,237
Stockholders' equity                   50,685                      52,498                       54,915
                                       ------                     -------                     --------
Total liabilities and stockholders'
  equity                            $ 487,421                     427,965                      363,152
                                      =======                     =======                      =======

Net interest income/interest rate
  spread (1)                                    14,445   2.45%              13,425   2.57%               12,417   2.80%
                                                ======   ====               ======   ====                ======   ====

Net earning assets/net interest
  margin (2)                        $  54,800            3.03%     54,538            3.23%      55,041            3.52%
                                      =======            ====     =======            ====      =======            ====
Ratio of interest-earning assets to
  interest-bearing liabilities           1.13x                       1.15x                        1.19x
                                      =======                     =======                      =======

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest- bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

GENERAL. The Company's net income decreased to $925,000, or $0.32 per fully-diluted share, from $2.1 million, or $0.72 per fully-diluted share, a 55.6% decrease in fully-diluted earnings per share over the previous year. The current year decrease was due to an "other than temporary impairment" write down of an investment security available for sale. The charge in fiscal 1997 amounted to $3.0 million, or $1.05 per fully-diluted share. See "INVESTMENT ACTIVITIES."

INTEREST INCOME. Interest income increased $4.4 million, to $35.9 million, a 13.8% increase over the prior year of $31.6 million. This increase was due primarily to increased volumes of loans receivable. The one-to four-family portfolio grew in excess of 10%, while the amount of multi-family residential loans increased 16.5%. The average yield on interest-earning assets decreased 5 basis points during 1997 to 7.54% compared to 7.59% in 1996. An overall increase of 14.5% in total average earning assets and a steady yield contributed to the increase in interest income.

INTEREST EXPENSE. The continued growth in both deposits and borrowed funds resulted in a $3.3 million, or 18.4%, increase in interest expense for fiscal 1997. Interest expense grew to $21.5 million from $18.1 million in 1996. An increase of 7 basis points in the average cost, contributed less than 10% of the increase in expense. The primary factor was the 16.7% increase in total interest-bearing liabilities. The Bank was able to maintain a steady average borrowing rate due to the utilization of FHLB Community Investment Program advances and other term advances.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. The Bank's core earnings, net interest income, are the primary source of earnings for the Company. Net interest income consists of interest income on loans, mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income before provision for loan losses increased $1.0 million or 8.0%, to $14.4 million for the year ended September 30, 1997, from $13.4 million in 1996. The net interest margin declined to 3.03% for the year ended September 30, 1997, compared with 3.23% for 1996. The decrease in the net interest margin in 1997 was primarily due to a 5 basis point increase in the yield on average interest earning assets, offset by an increase in the average cost of funds of 7 basis points.

PROVISION FOR LOAN LOSSES. Management reviews the provision for loan losses quarterly to provide coverage for possible future losses. During the year ended September 30, 1997, the Company provided $64,000, compared to $410,000 in 1996. The significant 1996 provision of $410,000 accommodated the increase in loans receivable, changes in the components of the loan portfolio and, more specifically, the $2.0 million of Bennett commercial leases. See "CLASSIFIED ASSETS". The Company evaluates its loan portfolio quarterly in conjunction with the current level of non-performing loans and general economic conditions. At September 30, 1997, non-performing assets, including $408,000 of commercial equipment leases purchased from Bennett Funding Group (see "CLASSIFIED ASSETS"), totalled $2.0 million or 0.41% of total assets, compared to $3.2 million or 0.67% of total assets at September 30, 1996.

NON-INTEREST INCOME. The commissions generated from annuity and insurance products sales contributed significantly to the $146,000 increase in non-interest income. Non-interest income amounted to $1.1 million in 1997 from $957,000 in 1996. The 34.9% increase in insurance and annuity commissions can be attributed to increased, intensified sales efforts, including seminars to customers of investment opportunities, and a favorable investment environment.

NON-INTEREST EXPENSE. Non-interest expense increased in 1997 to $12.3 million from $10.6 million in 1996. Fiscal 1997 included a non-recurring loss on impairment of investment securities available for sale of $3.0 million. See "INVESTMENT ACTIVITIES." Prior year expense included a one-time SAIF special assessment of $1.6 million. Absent these two fourth quarter adjustments, non-interest expense increased 3.2%. The increase was primarily a result of increased compensation and related benefits. The 1997 market adjustment for Employee Stock Ownership Plan (ESOP) common shares committed to be released was $343,000. After considering the 1996 SAIF assessment, federal deposit insurance premium expense has decreased in excess of 50% during the current fiscal year.

INCOME TAX EXPENSE. For the year ended September 30, 1997, federal and state income tax expense totaled $2.3 million, or an effective rate of 71.2%, compared to $1.2 million or an effective rate of 36.6% for 1996. The effective rate is a result of no tax benefit being recognized for financial reporting purposes relative to the loss on impairment of investment securities available for sale. For tax purposes the loss will be treated as a capital loss, and full realization of the deferred tax asset is uncertain.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

GENERAL. The Company's net income decreased to $2.1 million, or $0.72 per fully-diluted share, from $3.1 million, or $0.93 per fully-diluted share, a 30.5% decrease in fully-diluted earnings per share over the previous year. The current year decrease was a result of a one-time special assessment charge related to the Bank's deposit insurance premium. This one-time charge was the result of legislation passed on September 30, 1996, regarding the Savings Association Insurance Fund ("SAIF"). To cover the special assessment called for by the legislation, the Bank recorded a pre-tax charge of $1.6 million. Excluding the one-time charge related to the Bank's deposit insurance premium, net income was $3.2 million, or $1.06 per fully diluted share. This compares with $3.1 million, or $0.93 per fully diluted share for the prior year, a 14.0 percent increase in earnings per share.

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

NON-INTEREST EXPENSE. Non-interest expense for 1996 included a one-time SAIF special assessment of $1.6 million, thus increasing total non-interest expense to $10.6 million from $8.3 million during fiscal year 1995. Exclusive of this charge, non-interest expense increased $633,000. This increase was primarily the result of expanding the branch network in 1995 to include two new offices. Operating expenses, excluding the SAIF special assessment, as a percentage of average assets for the year ended September 30, 1996 were 2.1%, down from 2.3% in 1995. Slight increases were noted in all general and administrative expenses. Included in non-interest expense was a $10,000 recapture of an allowance for credit enhancement losses. The balance of the allowance was recaptured due to the pay-off of the related loan. See "CLASSIFIED ASSETS".

INCOME TAX EXPENSE. For the year ended September 30, 1996, federal and state income tax expense totaled $1.2 million, or an effective rate of 36.6%, compared to $2.0 million or an effective rate of 39.7% for 1995. Income taxes decreased in 1996 as a direct result of decreased earnings before income taxes.


REVIEW OF FINANCIAL CONDITION

Total assets at September 30, 1997 increased to $495.6 million from $475.9 million at September 30, 1996. The 4.2% growth in assets was primarily the result of loan originations, which totaled $97.8 million during fiscal 1997. The Bank's third party originator (TPO) network continued to generate significant loan origination volume. The TPO network gives the Company the ability to control overhead expenses without constraining the Bank's ability to grow loan volume. Lending in 1997 included $15.5 million of loans originated to applicants without income verification or less than perfect credit and higher debt to income ratios than secondary market conforming standards. These loans have risk premiums factored into the rate. Deposits also grew 6.8%, increasing to $323.4 million from $302.9 million at September 30, 1996.

Transaction accounts grew $12.9 million, or 10.4%, to $136.2 million at September 30, 1997, from $123.3 million. Certificates of deposit accounts increased 4.3% to $187.3 million.

Cash and due from banks, interest-earning deposits, federal funds sold and dollar-denominated mutual funds amounted to $6.0 million at September 30, 1997 as compared to $7.4 million a year earlier. The Bank used available cash generated by deposits and loan payments to fund increased loan origination volume.

Stock in the FHLB Chicago decreased $95,000, or 1.7%, due to the slight decrease in borrowings from the FHLB of Chicago.

Investment securities available for sale decreased $7.8 million to $70.3 million at September 30, 1997 compared to $78.1 million at September 30, 1996. The decrease resulted from a combination of a $3.0 million loss on impairment of an investment security and maturing investments, and principal repayments on the Company's portfolio of asset-backed securities which were greater than investment purchases.

Loans receivable increased $34.0 million to $388.3 million at September 30, 1997. The increase was due to loan production of $97.8 million which was greater than repayments of $64.3 million. The continued utilization of the Bank's TPO network brought in significant loan originations.

Real estate in foreclosure of $215,000 consisted of two properties at September 30, 1997. Both are one- to four- family properties where the current appraised value is greater than the outstanding loan amount. Management has considered these factors in its loan allowance valuation and does not anticipate any losses on the future sale of these properties. Real estate in foreclosure was $97,000 at September 30, 1996.

Deposits increased $20.5 million to $323.4 million at September 30, 1997. The increase was a result of expanding the Bank's customer base as well as the addition of new products.

FHLB advances remain a cost effective source of funding for increased loan activity. At September 30, 1997, the Bank had $113.4 million of FHLB advances as compared to $115.3 million a year earlier. Throughout the year the Bank continued to utilize advances to supply funds for loan origination and
investment portfolio opportunities.   The borrowings include $83 million in
FHLB Community Investment Program advances at lower fixed rates than conventional FHLB advances.

Stockholders' equity increased to $49.6 million at September 30, 1997. The increase of $789,000 to $49.6 million during the year was a result of earnings of $925,000 and amortization of benefit plans offset by dividends of $837,000 paid to stockholders and the $1.4 million purchase of treasury shares through the Company's stock buy back programs.


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

Federal regulations require the Bank to maintain minimum levels of liquid assets. During the year ended September 30, 1997, OTS regulations required the Bank to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers acceptances, and specified United States Government, state or federal agency obligations) equal
to at least 5% of the average daily balance of its   liquidity base , defined as
net withdrawable accounts plus short-term borrowings (i.e., those repayable in 12 months or less) during the preceding calendar month. During the year ended September 30, 1997, OTS regulations also required the Bank to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements. At September 30, 1997, the Bank was in compliance with OTS liquidity requirements, with an overall liquidity ratio of 6.63% and a short-term liquidity ratio of 1.18%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $4.2 million for the year ended September 30, 1997. During the year, the Bank used $22.3 million in investing activities, consisting primarily of loan originations, offset partially by principal collections on loans, mortgage-backed securities, and investment securities available for sale. Net cash provided by financing activities amounted to $16.7 million for the year ended September 30, 1997. Financing sources included an increase of $20.5 million in deposits.

At September 30, 1997, the Bank had outstanding loan commitments of $6.3 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1997 totalled $161.3 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank's Tangible and Core (leverage) Capital of $42.3 million at September 30, 1997 was 8.6% of Adjusted Tangible Assets. This exceeded the Tangible Capital and Core Capital requirements of 1.5% and 3% by $34.9 and $27.5 million respectively. The Bank's Risk-based Capital of $42.7 million was 18.4% of Total Risk-Weighted Assets at September 30, 1997 which exceeded the Risk-based Capital requirement of 8% by $24.1 million.


LENDING ACTIVITIES

LOANS AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 1997, the Bank's gross loans receivable portfolio was $386.9 million, of which $305.0 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 29.5% were fixed-rate and 70.5% were adjustable-rate mortgage (ARM) loans. The Bank services a $3.7 million fixed-rate commercial loan for a golf course in a western Chicago suburb, having participated $1.89 million of the loan to another institution, resulting in a net loan of $1.85 million for the Bank. Through regular monthly payments, the Bank's outstanding portion at September 30, 1997 was $1.73 million. The remainder of the Bank's loan portfolio at September 30, 1997 consisted of $64.5 million of multi-family loans, $2.9 million in commercial property loans, and $14.2 million of consumer loans. Consumer loans consisted primarily of home equity and second mortgage loans.

During 1994 the Bank expanded its delivery system for mortgage loans to include third party originators (TPOs) which are mortgage brokers that have agreed to originate loans for the Bank's portfolio. Throughout 1997 and 1996, the loan department continued to seek and sign agreements with new TPOs. At September 30, 1997 the Bank had a network of 51 TPOs. The TPO program produced $82.7 million or 90.9% of the Bank's one- to four-family and multi-family mortgage loan originations in 1997.

In October 1996, the Bank began offering residential loans without income verification. Verification that the applicant is employed is noted in the file and the amount listed on the application is used to determine the debt to income ratio. The maximum loan to value ratio is 80% for this program. The Bank also offers a similar program for people who typically are self-employed. The income used to qualify the loan is the amount stated on the loan application. The maximum loan amount allowed under this program is 75% of the property value. The Bank, to a lessor extent, grants loans to applicants with less than perfect credit and higher debt to income ratios than secondary market conforming standards. In all other respects the loans are originated in the same manner as a conventional loan. All loans have risk premium factored into the rate and additional valuation allowances are established when the loan is funded. The Bank originated $15.5 million of these loans during fiscal 1997. At September 30, 1997, the Bank's portfolio included $15.0 million of these loans.

Loan origination standards of the Bank generally conform to the requirements for sale to the Federal Home Loan Mortgage Corporation (FHLMC). On occasion the Bank sells fixed-rate mortgage loans to the FHLMC. There were no sales during the year ended September 30, 1997 or 1996. At September 30, 1997, the unpaid balance of total mortgage loans sold to the FHLMC and serviced by the Bank was $10.1 million.

During 1995 the Bank purchased four pools of full pay-out commercial equipment leases totalling $3.0 million from Bennett Funding Group (BFG). Normal lease payments received through March, 1996 reduced the aggregate outstanding balance to $2.0 million. During fiscal 1997, the Bank received post-bankruptcy lease receipts totaling $1.1 million. At September 30, 1997, the Bank has $408,000 of commercial leases. The BFG settlement also ended all outstanding litigation. See further discussion of these leases included in "CLASSIFIED ASSETS".

The Bank's investment policy permits the investment in mortgage-backed securities. The Bank purchases FHLMC Gold mortgage-backed securities to coincide with its ongoing asset/liability management objectives and to supplement its own loan origination program. The FHLMC mortgage-backed securities owned by the Bank are guaranteed by the FHLMC and are collateralized with generic pools of single family mortgages with security coupons ranging from 7.00% to 7.50%. With respect to prepayment risk, these securities are likely to exhibit substantially the same characteristics as the whole loans owned by the Bank. Prepayments are not expected to have a material effect on the yield or the recoverability of the carrying amounts of these securities.
At September 30, 1997, total mortgage-backed securities aggregated $16.9 million, or 3.4% of total assets. The fair value of these securities was approximately $17.1 million at September 30, 1997.

Currently all loans originated or purchased by the Bank and mortgage-backed securities are held for investment.

The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed securities held to maturity, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                        At September 30,
                                        1997                  1996                  1995
                                            Percent               Percent               Percent
                                   Amount   of Total    Amount   of Total     Amount   of Total
                                                 (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 304,950    78.83%     277,086    78.34%   $ 203,974    76.40%
  Multi-family                     64,450    16.66       55,341    15.65       45,698    17.12
  Commercial                        2,894     0.75        5,656     1.60        2,478     0.93
  Commercial leases                   408     0.10        2,032     0.57        2,373     0.89
                                  -------    -----      -------     ----      ------     -----
    Total mortgage loans          372,702    96.34      340,115    96.16      254,523    95.34

Consumer loans                     14,152     3.66       13,585     3.84       12,442     4.66
                                  -------    -----      -------     ----      ------     -----
  Gross loans receivable          386,854   100.00%     353,700   100.00%     266,965   100.00%
                                            ======                ======                ======
Less:
  Loans in process                    -                       3                    77
  Unearned discounts and
    deferred loan fees (costs)     (1,868)               (1,368)                 (250)
  Allowance for loan losses           460                   810                   403
                                  -------               -------               ------
Loans receivable, net           $ 388,262               354,255             $ 266,735
                                  =======               =======              =======

Mortgage-backed
  securities - FHLMC             $ 16,866   100.00%      21,647   100.00%    $ 26,435   100.00%
                                            ======                ======                ======
Net premiums                            9                    26                    49
                                  -------               -------               ------
  Mortgage-backed
  securities, net                $ 16,875                21,673              $ 26,484
                                  =======               =======               =======

<CAPTIONS>
                                              At September 30,
                                        1994                  1993
                                            Percent               Percent
                                   Amount   of Total    Amount   of Total
                                          (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 163,845    75.41%   $ 152,504    74.31%
  Multi-family                     41,224    18.98       40,846    19.90
  Construction                        -        -            738     0.36
                                  -------    -----      -------     ----
    Total mortgage loans          205,069    94.39      194,088    94.57

Consumer loans                     12,196     5.61       11,144     5.43
                                  -------    -----      -------     ----
  Gross loans receivable          217,265   100.00%     205,232   100.00%
                                            ======                ======
Less:
  Loans in process                    -                     140
  Unearned discounts and
    deferred loan fees                380                   869
  Allowance for loan losses           228                   233
                                  -------               -------
  Loans receivable, net         $ 216,657             $ 203,990
                                  =======               =======

Mortgage-backed
  securities - FHLMC             $ 29,485   100.00%         -        - %
                                            ======                ======
Net premiums                           80                   -
                                  -------               -------
  Mortgage-backed
  securities, net                $ 29,565                   -
                                  =======               =======

The following table sets forth the Bank's loan originations, purchases of loans, commercial leases, and mortgage-backed securities held to maturity, sales and principal repayments for the periods indicated:

                                                                 Years Ended September 30,
                                                             1997         1996         1995
                                                                  (in thousands)
Mortgage Loans (gross):
  At beginning of period                                  $ 340,115      254,523      205,069
  Mortgage loans originated:
    One- to four- family                                     74,067      108,698       62,309
    Multi-family                                             15,981       20,220        7,994
    Commercial                                                  913        4,129        2,500
                                                            -------      -------      -------
  Total mortgage loans originated                            90,961      133,047       72,803

  Commercial leases purchased                                   -            -          3,000
  Transfer of mortgage loans to foreclosed real estate         (359)        (113)        (193)
  Transfer of mortgage loans from foreclosed real estate        -            -            113
  Sale of commercial loan participation                         -         (1,890)         -
  Principal repayments of loans receivable                  (56,798)     (45,064)     (25,642)
  Principal repayments of commercial leases                  (1,217)        (341)        (627)
  One- to four- family mortgage participations securitized      -            (47)         -
                                                            -------       -------      -------
  At end of period                                       $  372,702      340,115       254,523
                                                            -------       -------      -------

Consumer loans (gross):
  At beginning of period                                 $   13,585       12,442        12,196
  Consumer loans originated                                   6,813        6,615         5,077
  Principal repayments                                       (6,246)      (5,472)       (4,831)
                                                            -------        ------       ------
  At end of period                                           14,152       13,585        12,442
                                                            -------        ------       ------

Total loans (gross)                                       $ 386,854      353,700       266,965
                                                            =======       =======      =======

Mortgage-backed securities held to maturity:
  At beginning of period                                  $ 21,647        26,435        29,485
  One- to four- family mortgage participations securitized     -              47           -
  Amortization and principal repayments                     (4,781)       (4,835)       (3,050)
                                                           -------        ------       ------
  At end of period                                        $ 16,866        21,647        26,435
                                                           =======       =======      =======


















LOANS AND MORTGAGE-BACKED SECURITIES MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the Bank's loans and mortgage-backed securities held to maturity portfolios at September 30, 1997.
The table does not include prepayments or scheduled principal amortization.
Principal repayments and prepayments on loans and mortgage-backed securities held to maturity totalled $69.0 million, $55.7 million, and $34.1 million for the years ended September 30, 1997, 1996 and 1995, respectively.

                                                     At September 30, 1997
                     Fixed Rate            Adjustable Rate               Other Loans             Totals
                                                                                              Mortgage-
                                                                 Commercial          Total   Backed
                       One-to-            One-to-                 Equip-             Loans   Securities
                       Four     Multi-     Four   Multi-  Commer-  ment              Receiv- Held to
                       Family   Family   Family   Family   cial    Leases  Consumer  able    Maturity    Total
                                                          (in thousands)
AMOUNTS DUE:
Within one year     $   9,438    727     54,379    16,828     15    204     5,626   87,217    2,161     89,378
After one year:
One to three years     16,549    902    114,535    29,078  1,202    204     6,158  168,628    3,588    172,216
Three to five years    13,267    694     46,150    14,520  1,677     -      2,368   78,676    8,498     87,174
Five to 10 years       25,600  1,013         -         -      -      -        -     26,613    1,823     28,436
10 to 20 years         22,875    688         -         -      -      -        -     23,563      796     24,359
Over 20 years           2,157     -          -         -      -      -        -      2,157      -        2,157
                      -------   ----    -------    ------  -----  -----     -----  -------   ------    -------
Total due after
  one year            80,448   3,297    160,685    43,598  2,879    204     8,526  299,637   14,705    314,342

Total amounts due   $ 89,886   4,024    215,064    60,426  2,894    408    14,152  386,854   16,866    403,720

Less:
  Loans in process                                                                     -        -          -
  Unearned discounts,
    premiums and deferred
    loan costs, net                                                                 (1,868)     (9)     (1,877)
  Allowance for possible loan losses                                                   460      -          460
                                                                                    ------   ------     ------
Loan receivable and mortgage-
  backed securities held to
  maturity, net                                                                   $388,262      16,875    405,137
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

The Bank generally makes first mortgage loans secured by one- to four-family, owner-occupied residential real estate in amounts up to 95% of the lower of the purchase price or the appraised value. The Bank also originates first mortgage loans secured by one- to four-family residential investment (i.e., other than owner occupied) properties in amounts up to 75% of the appraised value of the property. It is the Bank's general policy to require private mortgage insurance (PMI) on any conventional loan with a loan to value ratio greater than 80% for one- to four-family homes, townhouses, and condominium units. In addition, the Bank usually requires certain housing expense to income ratios and monthly debt payment to income ratios for all borrowers which vary depending on the loan to value ratio and other compensating factors. Mortgage loans originated by the Bank generally include due-on-transfer clauses which provide the Bank with the contractual rights to deem the loan immediately due and payable, in most instances, in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-transfer provisions.

Residential loans without income verification are offered in amounts up to a maximum value ratio of 80%. The Bank also offers a similar program for people who typically are self-employed. The income used to qualify the loan is the amount stated on the loan application. The maximum loan amount allowed under this program is 75% of the property value. The Bank, to a lessor extent, grants loans to applicants with less than perfect credit and higher debt to income ratios than secondary market conforming standards. In all other respects the loans are originated in the same manner as a conventional loan.
All loans have risk premium factored into the rate and additional valuation allowance are established when the loan is funded.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank originates fixed and adjustable rate multi-family loans secured by properties (five units or more) typically located in its primary market area. These loans generally have rate and payment adjustment periods of 3 to 5 years, with amortizations of up to 30 years. The Bank customarily charges origination fees of up to 3% of the loan amount for newly originated loans and lesser fees for renewals or modifications of existing loans. The Bank's policies generally require personal guarantees from the borrowers, with joint and several liability. The Bank's underwriting decisions relating to these loans are primarily based upon the net operating income generated by the property in relation to the debt service ("debt coverage ratio"), the borrower's cash-at-risk position, financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending relationship with the borrower. The Bank originates multi-family loans in amounts up to 85% of the lower of the appraised value of the property or the purchase price. The Bank generally requires a minimum debt coverage ratio of 1.15x on multi-family properties, utilizing forecasted net operating income.
As of September 30, 1997, $64.5 million, or 16.7%, of the Bank's loan portfolio consisted of multi-family loans. Multi-family mortgage loans typically involve substantially larger loan balances than single-family mortgage loans, and are dependent on successful property operation as well as on general and local economic conditions.

In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. Commercial real estate loans are generally granted in amounts up to 75% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. As of September 30, 1997, $2.9 million, or 0.7%, of the Bank's loan portfolio consisted of commercial loans.

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

COMMERCIAL LEASES. The Bank purchased 454 full-payout commercial equipment leases located in various parts of the country with original aggregate outstanding principal balances of $3.0 million during fiscal 1995. These leases were all originated by, serviced by, and financially guaranteed by Bennett Funding Group of Syracuse, New York. See further discussion in
"CLASSIFIED ASSETS". As of September 30, 1997, $408,000 or 0.1% of the Bank's loan portfolio consisted of commercial leases.


CONSUMER, HOME EQUITY AND OTHER LENDING. The Bank offers a variety of consumer loans, although its current portfolio consists primarily of home equity and second mortgage loans. Also included in consumer loans are installment loans secured by automobiles, boats and recreational vehicles, and other secured and unsecured loans. As of September 30, 1997, $14.2 million or 3.7% of the Bank's loan portfolio consisted of consumer loans.

The Bank's home equity loans consist of fixed and adjustable rate mortgage loans generally secured by second mortgages on one- to four-family owner-occupied residential properties located in its primary market area. The second mortgage loan products are currently offered in both fixed and adjustable rate, fixed-term loans for up to 30 years.

LOAN APPROVAL PROCEDURES AND AUTHORITY. Certain officers have authority to approve loans up to specified dollar amounts. One- to four-family mortgage loans conforming to agency standards and all consumer loans may be approved by the Vice President - Personal Banking, Vice President - Loan Investments and designated underwriters up to the agency maximum loan limitations. Non-conforming loans up to $250,000 and otherwise conforming to the Loan Policy may be approved by the Vice President - Loan Investments. Loans of up to $500,000 may be approves by the Vice President - Loan Investments with the concurrence of a member if the Bank loan committee. Secured mortgage and unsecured consumer loans may be approved by designated personal banking managers. The
Bank's policies generally provide that all other loans are to be approved by the Board or certain committees which include Board members. All multi-family loans over $750,000 and one- to four-family construction loans over $750,000 require the approval of a majority of the Board.

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

The Bank's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the twentieth day of delinquency. The policies also require telephone contacts for loans more than 20 days late to ascertain the reasons for the delinquency and the prospects of repayment. Face-to-face interviews and collection notices are generally required for loans more than 30 days delinquent and on a case-by-case basis for mortgage loans. After 60 days, the Bank will either set a date by which the loan must be brought current, enter into a written forbearance agreement, foreclose on any collateral or take other appropriate action. The
Bank's policies regarding delinquent consumer loans are similar except that telephone contacts and correspondence will generally occur after a consumer loan is more than 15 days delinquent.

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


Set forth below is certain information regarding delinquent loans at September
30, 1997, 1996 and 1995:

                                At September 30, 1997                       At September 30, 1996
                            60-89 Days       90 Days or More         60-89 Days        90 Days or More
                        -----------------  ------------------     -----------------   -----------------
                        Number  Principal   Number  Principal     Number  Principal   Number  Principal
                          of     Balance      of     Balance        of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans       Loans  of Loans     Loans  of Loans
                                               (Dollars in thousands)
One- to four- family       5    $   141        8   $  1,166          6     $  141        7    $   671
Commercial                 -         -         1        231          -         -         2        378
Commercial leases (1)      -         -         1        408          -         -         1      2,032
                          --        ---       --     ------         --       ----       --       ----
Total mortgage loans       5        141       10      1,805          6        141       10      3,081

Consumer                   5         40        2          3          1          5        2          5
                          --        ---       --     ------         --       ----       --       ----
Total loans               10    $   181       12    $ 1,808          7     $  146       12    $ 3,086
                          ==        ===       ==     ======         ==       ====       ==       ====

Delinquent loans to
  total loans                      0.05%               0.47%                 0.04%               0.87%
                                    ===              ======                  ====                ====

                                At September 30, 1995
                            60-89 Days       90 Days or More
                        -----------------  ------------------
                        Number  Principal   Number  Principal
                          of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans
                                 (Dollars in thousands)
One- to four- family       4     $  121       10     $  604
                          --        ---       --     ------
Total mortgage loans       4        121       10        604

Consumer                   4         22        3         13
                          --        ---       --     ------
Total loans                8     $  143       13     $  617
                          ==        ===       ==     ======

Delinquent loans to
  total loans                      0.09%               0.23%
                                    ===              ======

(1) Relates to leases purchased from Bennett Funding Group - see further discussion in "CLASSIFIED ASSETS". For purposes of this table, the portfolio of leases has been considered to be one loan due to the collectibility issues related to the leases.


NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, loans which are 90 days or more past due, and real estate in foreclosure. Prior to September 30, 1995, the Bank ceased accruing interest on mortgage loans 60 days past due. Effective October 1, 1995, the Bank conformed with industry standards and ceased accruing interest on mortgage loans 90 days past due. The Bank continues accruing interest on all consumer loans until a loss determination is made. Upon determination that the loan will result in a loss, the Bank discontinues the accrual of interest and/or establishes a reserve in the amount of the anticipated loss. For the year ended September 30, 1997, interest income on non-accrual loans included in net income amounted to less than $1,000. If all non-accrual mortgage loans, as of September 30, 1997, had been currently performing in accordance with their original terms, the Bank would have recognized interest income from such loans of $119,000.

                                                At September 30,
                                 1997       1996       1995       1994       1993
                                            (Dollars in thousands)
Non-accrual mortgage loans    $  1,397   $  1,049     $  604     $  279     $  208
Non-accrual commercial leases      408      2,032         -          -          -
Non-accrual consumer loans           3          5         13          3         -
                                 -----        ---        ---        ---        ---
  Total non-accrual loans        1,808      3,086        617        282        208

Consumer loans 90 days or more
  past due and still accruing    -          -          -          -          -
                                 -----        ---        ---        ---        ---
  Total non-performing loans     1,808      3,086        617        282        208

Real estate in foreclosure         215         97         -          88         -
                                 -----        ---        ---        ---        ---
  Total non-performing assets $  2,023   $  3,183     $  617     $  370     $  208
                                 =====        ===        ===        ===        ===
Total non-performing loans to
  total loans                     0.47%      0.87%      0.23%      0.13%      0.10%
                                 =====        ===        ===        ===        ===
Total non-performing assets to
  total assets                    0.41%      0.67%      0.16%      0.11%      0.08%
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

As of September 30, 1997, the Bank had classified assets of $2.0 million. Classified loans of $1.4 million were categorized as substandard, consisting of 8 residential mortgage loans, 1 commercial loan, and 2 unsecured lines of credit. In addition to the mortgage and consumer portfolio, the Bank classified its investment in commercial leases as substandard. There were no assets classified as doubtful.

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

In August 1997, the Bank and the Bennett Bankruptcy Trustee reached a settlement agreement. Under the terms of this agreement, the Bank received post bankruptcy lease receipts totaling $1.1 million. Repayment of the balance of $408,000 in lease receivables at September 30, 1997 is expected from future lease payments. The settlement also ended all outstanding litigation. As a result of the settlement, the Company charged off $406,000 of leases in 1997, against the previously established allowance.

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

The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                           At or for the Years Ended September 30,
                                       1997      1996      1995      1994      1993
                                                  (Dollars in thousands)
Balance at beginning of year        $ 810     $ 403     $ 228     $ 233     $ 189
Provision for loan losses              64       410       192        48        57
Charge offs:
  One-to four-family                    -        (8)       (2)        -         -
  Multi-family                          -         -        (5)      (21)        -
  Commercial leases                  (406)        -         -         -         -
  Consumer loans                      (19)      (26)      (19)      (32)      (13)
                                     ----      ----      ----      ----      ----
Total Charge-offs                    (425)      (34)      (26)      (53)      (13)

Recoveries - Consumer loans            11        31         9         -         -
                                     ----      ----      ----      ----      ----
Balance at end of year              $ 460     $ 810     $ 403     $ 228     $ 233
                                     ====      ====      ====      ====      ====
Ratio of charge-offs during the
  year to average loans
  outstanding during the year        0.11%     0.01%     0.01%     0.03%     0.01%
                                     ====      ====      ====      ====      ====
Ratio of allowance for loan losses
  to net loans receivable at end
  of year                            0.12%     0.23%     0.15%     0.11%     0.11%
                                     ====      ====      ====      ====      ====
Ratio of allowance for loan losses
  to total non-performing loans at
  end of year                       25.44%    26.25%    65.32%    80.85%   112.02%
                                    =====     =====     =====    ======     =====
Ratio of allowance for loan losses
  to non-performing assets at end
  of year                           22.74%    25.48%    65.32%    61.62%   112.02%
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

The following table also sets forth the percent of loans in each category to total loans.

                                                                At September 30,
                                           1997                       1996                   1995
                                             % of Loans                 % of Loans             % of Loans
                                             in Category                in Category            in Category
                                              of Total                   of Total               of Total
                                             Outstanding                Outstanding            Outstanding
                                  Amount        Loans         Amount       Loans      Amount      Loans
                                                        (Dollars in thousands)
Mortgage loans:
  One- to four- family            $ 158        78.83%          $  90      78.34%      $  70      76.40%
  Multi-family                       84        16.66              57      15.65          46      17.12
  Commercial                         35         0.75             104       1.60          89       0.93
  Commercial leases                  21         0.10             406       0.57          24       0.89
Consumer loans                      157         3.66             150       3.84         132       4.66
Unallocated                           5           -                3         -           42         -
                                   ----       ------            ----     ------        ----     ------
  Total allowance for loan losses $ 460       100.00%            810     100.00%      $ 403     100.00%
                                   ====       ======            ====     ======        ====     ======

                                                  At September 30,
                                           1994                       1993
                                             % of Loans                 % of Loans
                                             in Category                in Category
                                              of Total                   of Total
                                             Outstanding                Outstanding
                                  Amount        Loans         Amount       Loans
                                                (Dollars in thousands)
Mortgage loans:
  One- to four- family            $  48        75.41%          $  37      74.31%
  Multi-family                       42        18.98              41      19.90
  Construction                        -           -               37       0.36
Consumer loans                      130         5.61             112       5.43
Unallocated                           8           -                6         -
                                   ----         ----            ----      -----
  Total allowance for loan losses $ 228       100.00%          $ 233     100.00%
                                   ====       ======            ====     ======

INVESTMENT ACTIVITIES

The investment policies of the Company and the Bank, established by the Board of Directors and implemented by the Asset/Liability Committee, attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities, asset-backed securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

The Company is the holder of certain subordinated notes (the Notes) issued by Cole Taylor Financial Group, Inc. The Notes have a par value and cost basis of $3.0 million. The Notes were acquired by the Company in 1994, when Cole Taylor Financial Group, Inc. was the parent company for both a consumer finance company and a Chicago area. Earlier this year, Cole Taylor's bank subsidiary was "spun-off" to certain Cole Taylor shareholders in exchange for stock and certain assets. The Notes remained as obligations of the surviving company, which is now known as Reliance Acceptance Group, Inc. (RACC) and is the parent company for the consumer finance company.

On November 14, 1997, RACC filed a Form 10-Q with the SEC in which RACC reported, among other things, substantial additions to its loan loss reserves, increasing delinquencies and repossession losses, a severe decline in its net interest margin, continuing defaults under senior credit agreements, a lack of future funding sources, and the imposition of substantial restrictions by senior lenders. In addition, RACC reported that it is seeking a buyer and that bankruptcy may become necessary under certain circumstances. Duff & Phelps Credit Rating Co. thereafter downgraded its rating on RACC's subordinated notes to CCC (Triple C).

The Company has evaluated currently available information about RACC's present circumstances and future prospects in an effort to assess impairment and to place a value on the Notes in the context of a possible RACC liquidation, sale and/or bankruptcy. The Company concluded that the impairment is other than temporary, and that a complete write-down of the Notes was appropriate, because of RACC's worsening condition, the fact that the Notes are subordinate to the senior debt and are structurally subordinate to the other obligations of RACC's finance company subsidiary, and the substantial uncertainties that exist regarding ultimate realization of the asset.

Accordingly, the Company wrote the Notes down $3.0 million during the fourth quarter and fiscal year ended September 30, 1997. In accordance with generally accepted accounting principles (GAAP), the write-down was charged against fiscal year 1997 earnings because the notes were considered to be temporarily impaired.

The Company intends to closely monitor future developments concerning RACC, and to continue to explore alternatives for realizing a recovery on this investment.

The following table sets forth certain information regarding the amortized cost and fair value of the Company's investment securities portfolio at the dates indicated:

                                                         At September 30,
                                          1997                   1996                 1995
                                 Amortized     Fair     Amortized     Fair   Amortized     Fair
                                   Cost       Value        Cost      Value     Cost       Value
                                                          (in thousands)
Interest-earning deposits:
  FHLB daily investment         $   722        722         -          -          897       897
  Money market fund               1,592      1,592         225        225        369       369
                                  -----      -----         ---        ---      -----     -----
Total interest-bearing deposits $ 2,314      2,314         225        225      1,266     1,266
                                  =====      =====       =====      =====      =====     =====

Federal funds sold              $   100        100         200        200        200       200
                                   ====        ===       =====      =====      =====     =====

Mutual funds -
  Federated Liquid Cash Trust   $ 3,154      3,154       3,146      3,146        227       227
                                  =====      =====       =====      =====      =====     =====

FHLB-Chicago Stock              $ 5,700      5,700       5,795      5,795      3,000     3,000
                                  =====      =====       =====      =====      =====     =====

Investment securities
  available for sale:
    U.S. Government and
    agencies                   $ 64,497     64,687      66,000     64,972     47,000    47,206
Corporate asset-backed
  securities                      2,616      2,613       7,331      7,267     14,532    14,275
Corporate debt securities         3,000      2,997       5,973      5,865     23,138    23,098
                                -------     ------      ------     ------     ------    ------
Total investment securities
  available for sale           $ 70,083     70,297      79,304     78,104     84,670    84,579
                                =======     ======      ======     ======     ======    ======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 1997.

                                                       At September 30, 1997

                                One Year                  One to         Five to      More than
                                 or Less           Five Years      10 Years    10 Years                   Total
                                                                                                Avg
                                       Wtd               Wtd            Wtd           Wtd     remaining                  Wtd
                               Amtzd   Avg      Amtzd    Avg     Amtzd  Avg    Amtzd  Avg     Years to   Amtzd  Fair     Avg
                               Cost   Yield     Cost    Yield    Cost  Yield   Cost  Yield    Maturity   Cost   Value   Yield
                                                           (dollars in thousands)
U.S. Government and agencies $ 16,000  6.66%    10,000   6.37%  38,467  7.40%     -     -        8.2     64,467  64,687  7.17%
Corporate asset-backed
  securities                    1,338  4.84      1,278   4.93      -     -        -     -        1.7      2,616   2,613  4.84
Corporate debt securities         -      -          22   9.00    2,978  6.56      -     -        4.9      3,000   2,997  7.61
                               ------  ====     ------   ====    -----  ====    ----   ====     ====     ------  ------  ====
                             $ 17,338           11,300          41,445            -                      70,083  70,297
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

The following table presents the deposit activity of the Bank for the years indicated.

                                               Years Ended September 30,
                                           1997         1996           1995
                                                   (in thousands)
Deposits                               $ 156,089      234,407      180,925
Withdrawals                             (144,310)    (214,502)    (149,135)
                                         -------      -------      -------
Net deposits in excess of withdrawals     11,779       19,905       31,790
Interest credited on deposits              8,730        7,036        6,141
                                         -------      -------      -------
Total increase in deposits             $  20,509       26,941       37,931
                                         =======      =======      =======


The following table sets forth maturities time deposits over $100,000 at September 30, 1997:

                           Maturity Period
                                                 (in thousands)
                 Three months or less               $  7,172
                 Over three through six months         4,201
                 Over six through 12 months           10,664
                 Over 12 months                        3,362
                                                     -------
                                                    $ 25,399
                                                     =======
/TABLE

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of fiscal year-end balances instead of average balances resulted in any material difference in the information presented.

                                                      At September 30,
                                           1997                               1996
                                                      Weighted                         Weighted
                                          Percent of   Average             Percent of  Average
                                            Total      Nominal               Total     Nominal
                                Amount    Deposits      Rate       Amount  Deposits     Rate
                                                  (dollars in thousands)
Passbook Savings             $ 100,588    31.10%     3.83%         86,077   28.41%       3.35%
Transaction Accounts:
  NOW/non-interest bearing       4,766     1.47         _           4,596     1.52         -
  NOW                           13,201     4.08       2.18         13,471     4.45       2.17
  Money market and management   17,634     5.45       4.21         19,192     6.34       4.16
                                ------    -----       ----         ------     ----       ----
    Total transaction accounts  35,601    11.01       3.70         37,259    12.30       2.93

Certificate Accounts:
  3 month                        3,820     1.18       5.23            572     0.19       4.80
  6 month                       15,631     4.83       5.52         12,287     4.06       5.00
  7 month                        4,615     1.43       5.35         39,411    13.01       5.83
  8 month                       12,221     3.78       5.65          5,191     1.71       5.15
  10 month                      30,926     9.56       5.99          5,277     1.74       5.34
  12 month                      43,244    13.37       5.94         11,789     3.89       5.35
  13 month                      18,159     5.61       6.04         19,760     6.52       5.93
  15 month                      15,081     4.66       5.85         31,806    10.50       5.91
  24 month                      11,506     3.56       5.72         22,515     7.43       6.38
  36 month                       7,904     2.44       6.10          7,924     2.62       5.64
  36 month rising rate          14,161     4.38       6.55         12,467     4.12       5.94
  60 month                       9,681     2.99       5.82         10,399     3.43       5.78
  Other                            305     0.09       6.04            200     0.07       5.65
                                ------    -----       ----         ------     ----       ----
  Total certificate accounts   187,254    57.89       5.79        179,598    59.29       5.79
                                ------    -----       ----         ------     ----       ----
Total Deposits               $ 323,443   100.00%      4.89%       302,934   100.00%      4.75%
                               =======   ======       ====        =======   ======       ====


                                      At September 30,
                                           1995
                                                      Weighted
                                          Percent of   Average
                                            Total      Nominal
                                Amount    Deposits      Rate
                                  (dollars in thousands)
Passbook Savings             $  81,979   29.70%      3.06%

Transaction Accounts:
  NOW/non-interest bearing       4,822    1.75         -
  NOW                           15,078    5.46       2.79
  Money market and management   18,434    6.68       4.67
                                ------   -----       ----
    Total transaction accounts  38,334   13.89       3.34

Certificate Accounts:
  3 month                          205    0.07       4.10
  6 month                       12,891    4.67       5.45
  7 month                          -        -          -
  8 month                       16,667    6.04       6.34
  10 month                      15,775    5.72       6.08
  12 month                      13,241    4.80       5.78
  13 month                      22,455    8.14       7.66
  15 month                      17,707    6.42       5.76
  24 month                      22,069    8.00       6.17
  36 month                       9,961    3.61       5.25
  36 month rising rate          11,236    4.07       5.36
  60 month                      13,073    4.74       6.27
  Other                            400    0.14       5.76
                                ------   -----       ----
  Total certificate accounts   155,680   56.41       6.14
                                ------   -----       ----
Total Deposits               $ 275,993  100.00%      4.84%
                               =======  ======       ====

The following table presents, by various rate categories, the amount of certificate accounts outstanding at September 30, 1997, 1996 and 1995 and the periods to maturity of the certificate accounts outstanding at September 30, 1997.

                                                            Period to maturity from September 30, 1997
                             At September 30,
                                                                               Two to
                                                      Within       One to       Three    There-
                        1997      1996      1995     One Year     Two Years     Years    after   Total
                                                 (in thousands)
Certificate accounts:
  2.99% or less      $     266      587    1,358        248            8         -         10      266
  3.00% to 3.99%            76       -       214         76           -          -         -        76
  4.00% to 4.99%           660    4,080   12,677        304          267         89        -       660
  5.00% to 5.99%       104,941  107,182   58,669     82,597       17,339      2,658    2,347   104,941
  6.00% to 6.99%        81,081   60,437   50,977     77,853          630      1,958      640    81,081
  7.00% to 7.99%           230    7,312   31,096        230           -           -        -       230
  8.00% to 8.99%            -        -       689         -            -           -        -        -
  9.00% to 9.99%            -        -        -          -            -           -        -        -
 10.00% to 10.99%           -        -        -          -            -           -        -        -
                       -------  -------  -------    -------       ------      -----     -----  -------
Total                $ 187,254  179,598  155,680    161,308       18,244      4,705     2,997  187,254
                       =======  =======  =======    =======       ======      =====     =====  =======

BORROWINGS

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB-Chicago when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank obtains advances from the FHLB-Chicago secured by its capital stock in the FHLB-Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-Chicago. The maximum amount of FHLB-Chicago advances to a member institution generally is reduced by borrowings from any other source. At September 30, 1997, the Bank's FHLB-Chicago advances totalled $113.4 million.

The following table sets forth certain information regarding borrowings at and for the date indicated:

                                   At and for the Years Ended September 30,
                                               1997         1996         1995
                                                      (in thousands)
FHLB-CHICAGO ADVANCES
Average balance outstanding                 $ 97,879       74,078        46,224
Maximum amount outstanding at any
  month-end during the year                  113,400      115,300        56,733
Balance outstanding at year end              113,400      115,300        54,032
Weighted average interest rate
  during the year                              5.66%        5.65%         6.03%
Weighted average interest rate
  at end of year                               5.80%        6.00%         5.88%

SUBSIDIARY ACTIVITY

Fidelity Corporation, incorporated in 1970, is a wholly-owned subsidiary of the Bank. Fidelity Corporation's business is safe deposit box rentals, and annuity and insurance sales primarily to customers of the Bank. In addition, in cooperation with INVEST, full service securities brokerage services are offered to customers and non-customers of the Bank.

Fidelity Corporation owns a 7.64% ownership interest as a limited partner and a
 .08% ownership interest as a general partner in an Illinois limited partnership formed in 1987 for the purpose of (i) developing, in the City of Evanston, Illinois, a public parking garage containing 602 parking spaces, which was sold in 1989 to the City of Evanston, and (ii) developing, managing and operating a 190 unit luxury rental apartment building adjacent thereto. Fidelity Corporation's investment in this limited partnership, represented by its capital contributions, totalled $650,000 at September 30, 1997. Losses to Fidelity Corporation other than any liability as a general partner are limited to its capital contributions. Profits to Fidelity Corporation, if any, are initially expected to be derived from partnership operations and, after pro-rata payment of "Preferred Distributions" to the partners (including Fidelity Corporation), are to be equal to Fidelity Corporation's pro-rata ownership interests in the partnership. The apartment complex, which was completed in August 1990, was 99% occupied as of September 30, 1997. The Bank is not aware of any present plans for the disposition of this project by the partnership, nor is it aware of any further funding needs of the partnership. Fidelity Corporation's portion of the operating losses for the year ended September 30, 1997 was $30,000. Losses from the operations of the property are primarily due to the expensing of certain organizational and marketing costs and non-cash expenses such as amortization and depreciation. The losses from the partnership have reduced the Bank's income.

Real estate development and investment activities involve varying degrees of risk. In the case of rental property, decreases in occupancy rates, increases in operating expenses, declines in the underlying value of the project or in its general market area, adverse changes in local, regional and/or national economic conditions, or a combination of these or other factors can have a negative effect on the profitability and value of the project. The Bank currently does not intend to engage in further real estate development activities. At September 30, 1997, Fidelity Corporation had assets of $1.4 million.

Fidelity Loan Services, Inc., ("FLSI"), incorporated in 1989, is a wholly-owned subsidiary of the Bank that ceased operations in October 1994.


PERSONNEL

As of September 30, 1997, the Company had 92 full-time employees and 32 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be excellent.

                          SUPERVISION AND REGULATION


GENERAL
Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the OTS, the FDIC, the Board of Governors of the Federal Reserve System (the Federal Reserve Board ), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the SEC ). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.


RECENT REGULATORY DEVELOPMENTS

PENDING LEGISLATION. Legislation is pending in the Congress that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or to a state bank or state thrift. Under the pending legislation, any federal thrift that failed to convert to a national or state bank within two years following enactment of the legislation would, by operation of law, become a national bank as of the second anniversary of enactment of the legislation. The bills would allow a converting federal thrift and its holding company to retain nonconforming investments and activities following conversion (subject to certain conditions, including, in the case of a holding company, certain restrictions on the ability of the holding company to acquire other depository institutions or to be acquired).
The pending legislation would combine the OTS with the Office of the Comptroller of the Currency by the second anniversary of the enactment of the legislation, and would merge the Bank Insurance Fund (the BIF ) and the Savings Bank Insurance Fund (the SAIF ) as of the earlier of January 1, 2000 or the second anniversary of enactment of the legislation. The pending legislation would also allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities.

At this time, the Company is unable to predict whether the pending legislation will be enacted and, therefore, is unable to predict the impact the pending legislation will have on the Company and the Bank.

THE COMPANY

GENERAL. The Company, as the sole shareholder of the Bank, is a savings and loan holding company. As a savings and loan holding company, the Company is registered with, and is subject to regulation by, the OTS under the Home Owners Loan Act, as amended (the HOLA ). Under the HOLA, the Company is subject to periodic examination by the OTS and is required to file with the OTS periodic reports of its operations and such additional information as the OTS may require.

INVESTMENTS AND ACTIVITIES. The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries from: (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that does not have SAIF or BIF insurance of accounts.

A savings and loan holding company may acquire savings associations located in more than one state in both supervisory transactions involving failing savings associations and nonsupervisory acquisitions of healthy institutions, subject to the requirement that in any nonsupervisory transaction, the law of the state in which the savings bank to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. State laws vary in the extent to which interstate acquisitions of savings associations are permitted. Illinois law presently permits savings and loan holding companies located in any state of the United States to acquire savings associations or savings and loan holding companies located in Illinois, subject to certain conditions, including the requirement that the laws of the state in which the acquiror is located permit savings and loan holding companies located in Illinois to acquire savings associations or savings and loan holding companies in the acquiror s state.

A savings and loan holding company that controls only one savings association subsidiary is generally not subject to any restrictions on the non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company s savings association subsidiary constitutes a qualified thrift lender. If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk, including imposing limitations on (i) the payment of dividends by the savings association to the holding company, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

Federal legislation also prohibits acquisition of control of a savings association or savings and loan holding company, such as the Company, without
prior notice to the OTS.   Control  is defined in certain cases as acquisition
of 10% of the outstanding shares of a savings association or savings and loan holding company.

DIVIDENDS. The statutes and regulations administered by the OTS do not generally regulate the payment of dividends by savings and loan holding companies. The OTS, however, possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by savings and loan holding companies. Further, federal law and OTS regulations do impose limits on the amount of dividends that a savings association may pay to its
holding company (see   The Bank Dividends ) which can indirectly limit the
payment of dividends by a savings and loan holding company if dividends from the holding company s savings association subsidiary represent a significant source of funds for dividends from the holding company to its stockholders.

In addition to the restrictions on dividends that may be imposed by the OTS, the Delaware General Corporation Law allows the Company to pay dividends only out of its surplus, or if the Company has no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

FEDERAL SECURITIES REGULATION. The Company s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the Exchange Act ). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.


THE BANK

GENERAL. The Bank is a federally chartered savings association, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, federally chartered savings association, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC, as administrator of the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. During the period October 1, 1996 through December 31, 1996, SAIF assessments rates ranged from 0.18% of deposits to 0.27% of deposits. For the period January 1, 1997 through December 31, 1997, SAIF assessment rates ranged from 0% of deposits to 0.27% of deposits.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ( FICO ), the entity created to finance the recapitalization of the Federal Savings and Loan Association Corporation, the SAIF s predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

OTS ASSESSMENTS. Federal savings associations are required to pay supervisory fees to the OTS to fund the operations of the OTS. The amount of such supervisory fees is based upon each institution s total assets, including consolidated subsidiaries, as reported to the OTS. During the year ended September 30, 1997, the Bank paid supervisory fees to the OTS totaling $110,000.

CAPITAL REQUIREMENTS. The OTS has established the following minimum capital standards for savings associations, such as the Bank: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. For purposes of these capital standards, core capital consists primarily of permanent stockholders equity less intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and less investments in subsidiaries engaged in activities not permitted for national banks; tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted; and total capital means core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank s allowances for loan and leases losses.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OTS provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit or nontraditional activities. Additionally, the OTS has proposed to amend its capital regulations to provide that the minimum core capital requirement of 3% applies only to the most highly rated savings associations, and all other savings associations must maintain a minimum ratio of core capital to total assets of 4%.

During the year ended September 30, 1997, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirement. As of September 30, 1997, the Bank exceeded its minimum regulatory capital requirements with core capital ratio of 8.59%, a tangible capital ratio of 8.59% and a risk-based capital ratio of 18.37%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators powers depends on whether the
institution in question is  well capitalized,   adequately capitalized,
 undercapitalized,   significantly undercapitalized  or  critically
undercapitalized.   Depending upon the capital category to which an institution is assigned, the regulators corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

DIVIDENDS. OTS regulations impose limitations upon all capital distributions by savings associations, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution (a Tier 1 Institution ) could, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year of up to the higher of
(i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio (i.e., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions by a Tier 1 Institution would require prior regulatory approval. As of September 30, 1997, the Bank was a Tier 1 Institution.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 1997. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with the Bank s conversion from the mutual to the stock form of ownership in 1993. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to related interests of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

BRANCHING AUTHORITY. Federally chartered savings associations which qualify as domestic building and loan associations, as defined in the Internal Revenue Code, or meet the QTL test (see -The Bank -- Qualified Thrift Lender Test ) have the authority, subject to receipt of OTS approval, to establish branch offices anywhere in the United States, either de novo or through acquisitions of all or part of another financial institution. If a federal savings association fails to qualify as a domestic building and loan association, as defined in the Internal Revenue Code, or fails to meet the qualified thrift lender test, the association generally may establish a branch in a state other than the state of its home office only to the extent authorized by the law of the state in which the branch is to be located. As of September 30, 1997, the Bank qualified as a domestic building and loan association, as defined in the Internal Revenue Code, and met the QTL test.

QUALIFIED THRIFT LENDER TEST. Under the HOLA, the Bank will be deemed to satisfy the QTL test. The Bank will be deemed to satisfy the QTL test if either (i) at least 65% of its portfolio assets are invested in qualified thrift investments, as measured on a monthly average basis in nine out of every 12 months; or (ii) it qualifies as a domestic building and loan
association  under the Internal Revenue Code.   Qualified thrift investments
for purposes of the QTL test consist principally of residential mortgage loans, mortgage-backed securities and other housing and consumer-related investments. The term portfolio assets is statutorily defined to mean a savings association s total assets less goodwill and other intangible assets, the association s business property and a limited amount of its liquid assets. As of September 30, 1997, the Bank satisfied with the QTL test, with a ratio of qualified thrift investments to portfolio assets of 88.84% and qualified as a domestic building and loan association,  as defined in the Internal Revenue

Code.

LIQUIDITY REQUIREMENTS. During the year ended September 30, 1997, OTS regulations required the Bank to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its liquidity base , defined as net withdrawable accounts plus short-term borrowings (i.e., those repayable in 12 months or less) during the preceding calendar month. During the year ended September 30, 1997, OTS regulations also required the Bank to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements. At September 30, 1997, the Bank was in compliance with OTS liquidity requirements, with an overall liquidity ratio of 6.63% and a short-term liquidity ratio of 1.18%.

Pursuant to amendments adopted by the OTS effective November 24, 1997, the minimum liquidity requirement has been reduced to 4% of the liquidity base, the short-term liquidity requirement has been eliminated, liquidity requirements will be determined quarterly, rather than monthly, and savings associations have the option of calculating their liquidity requirements either on the basis of (i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter.
The amended regulations also provide, however, that savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations.

FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements.
These reserve requirements are subject to annual adjustment by the Federal Reserve Board. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


IMPACT OF INFLATION AND CHANGING PRICES

The Company's financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, the fiscal year beginning October 1, 1996 for the Company. SFAS No. 123 allows for alternative accounting treatment for stock-based compensation which the Company currently reports under Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees." The Company did not to elect the fair value-based method of expense recognition for stock-based compensation as contemplated by SFAS No. 123, but rather adopted the pro forma disclosure alternative provided in SFAS No. 123, and continue to account for stock-based compensation under APB No. 25.

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

In December 1996, the FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement delays until 1998 the effective date of certain of the provisions of Statement 125 that deal with securities lending, repurchase dollar repurchase agreements, and for the recording of collateral. The other provisions of Statement 125 are effective for transfers occurring on or after July 1, 1997.

In February 1997, the FASB issued Statement 128, "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentations of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and dominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact on the consolidated financial statements.

In February 1997, the FASB issued Statement 129, "Disclosure of Information about Capital Structure." Statement 129 provides required disclosures for the capital structure of both public and nonpublic companies and is effective for financial statement periods ending after December 15, 1997. The required disclosures had been included in a number of separate statements and opinions. As such, the issuance of Statement 129 is not expected to require significant revision of prior disclosures.

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997, and is not expected to have a material impact on the consolidated financial statements.

In June 1997, the FASB issued Statement 131. "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial periods beginning after December 15, 1997, and is not expected to have a material impact on the Company.

No other new accounting policies were adopted and the application of existing policies was not changed during fiscal 1997.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The OTS requires all regulated thrift institutions to calculate the estimated change in the Bank's net portfolio value (NPV) assuming instantaneous, parallel shifts in the Treasury yield curve of 100 to 400 basis point either up or down in 100 basis point increments. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

The OTS provides all institutions that file a schedule entitled the CONSOLIDATED MATURITY/RATE schedule (CMR) as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economics value of each type of asset, liability, and off-balance sheet contact under the assumption that the Treasury yield curve shifts instantaneous and parallel up and down 100 to 400 basis points in 100 basis point increments. The OTS allows thrifts under $500 million in total assets to use the results of their interest rate sensitivity model, which is based on information provided by the Bank, to estimate the sensitivity of NPV. Since the Bank had less than $500 million in total assets at September 30, 1997, the results discussed this section were provided by the OTS analysis.

The OTS model utilizes an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The OTS model uses various price indications and prepayment assumptions to estimate sensitivity of mortgage loans.

In the OTS model the value of deposit accounts appears on the asset and liability side of the NPV analysis. In estimating the value of certificates of deposit account, the liability portion of the CD is represented by the implied value when comparing the difference between the CD face rate and available wholesale CD rates. On the asset side of the NPV calculation, the value of the "customer relationship" due to the rollover of retail CD deposits represents an intangible asset in the NPV calculation.

Other deposit accounts such as transaction accounts, money market deposit accounts, passbook accounts, and non-interest bearing accounts also are included on the asset and liability side of the NPV calculation in the OTS model. The accounts are valued at 100% of the respective account balances on the liability side. On the assets side of the analysis, the value of the "customer relationship" of the various types of deposit accounts is reflected as a deposit intangible.

The NPV sensitivity of borrowed funds is estimated by the OTS model based on a discounted cash flow approach. The cash flows are assumed to consist of monthly interest payments with principal paid at maturity.

The OTS model is based only on the Bank level balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's interest rate sensitivity of NPV as of September 30, 1997.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 400 bp          33,176     (32,852)    (50)%           7.07%        - 584 bp
 + 300 bp          43,035     (22,993)    (35)%           8.94%        - 397 bp
 + 200 bp          52,521     (13,506)    (20)%          10.65%        - 226 bp
 + 100 bp          60,352      (5,676)     (9)%          11.99%        -  92 bp
     0 bp          66,028                                12.91%
 - 100 bp          68,773       2,745       4 %          13.31%        +  40 bp
 - 200 bp          72,783       6,755      10 %          13.90%        +  99 bp
 - 300 bp          78,026      11,998      18 %          14.68%        + 177 bp
 - 400 bp          84,966      18,938      29 %          15.69%        + 278 bp











ITEM 8.   FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS of FINANCIAL CONDITION
(Dollars in thousands)
September 30, 1997 and 1996


ASSETS                                                                      1997       1996
Cash and due from banks                                                 $     436      3,848
Interest-earning deposits                                                   2,314        225
Federal funds sold                                                            100        200
Investment in dollar-denominated mutual funds, at fair value                3,154      3,146
FHLB of Chicago stock, at cost                                              5,700      5,795
Mortgage-backed securities held to maturity, at amortized cost
  (approximate fair value of $17,124 and $21,766 at
  September 30, 1997 and 1996)                                             16,875     21,673
Investment securities available for sale, at fair value                    70,297     78,104
Loans receivable, net of allowance for loan losses of $460 and $810
  at September 30, 1997 and 1996                                          388,262    354,255
Accrued interest receivable                                                 3,445      3,199
Real estate in foreclosure                                                    215         97
Premises and equipment                                                      3,593      3,780
Deposit base intangible                                                       107        158
Other assets                                                                1,136      1,382
                                                                         --------    -------
                                                                        $ 495,634    475,862
                                                                         ========    =======
LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                  323,443    302,934
Borrowed funds                                                            113,400    115,300
Advance payments by borrowers for taxes and insurance                       2,197      1,953
Other liabilities                                                           6,977      6,847
                                                                         --------    -------
   Total liabilities                                                      446,017    427,034

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized 2,500,000 shares;
  none outstanding                                                             -          -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,794,978 and 2,866,108 shares outstanding
  at September 30, 1997 and 1996, respectively                                 38         38
Additional paid-in capital                                                 37,494     37,079
Retained earnings, substantially restricted                                27,939     27,851
Treasury stock, at cost (987,372 and 916,242 shares at
  September 30, 1997 and 1996, respectively)                              (13,855)   (12,619)
Common stock acquired by Employee Stock Ownership Plan                     (1,662)    (2,078)
Common stock acquired by Bank Recognition and Retention Plans                (471)      (708)
Unrealized gain (loss) on investment securities available for sale,
  less applicable taxes                                                       134       (735)
                                                                         --------    -------
   Total stockholders' equity                                              49,617     48,828
                                                                         --------    -------
Commitments and contingencies

                                                                         $495,634    475,862
                                                                         ========    =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of EARNINGS
(Dollars in thousands, except per share data)
Years ended September 30, 1997, 1996, and 1995

                                                                  1997       1996       1995
INTEREST INCOME:
  Loans receivable                                             $ 28,468     23,907     19,329
  Investment securities                                           5,813      5,772      4,240
  Mortgage-backed securities                                      1,387      1,703      2,302
  Interest earning deposits                                          60         60         54
  Federal funds sold                                                 19         38         24
  Investment in dollar-denominated mutual funds                     168         74        220
                                                                -------     ------     ------
                                                                 35,915     31,554     26,169
INTEREST EXPENSE:
  Deposits                                                       15,929     13,941     10,966
  Borrowed funds                                                  5,541      4,188      2,786
                                                                -------     ------     ------
                                                                 21,470     18,129     13,752

Net interest income before provision for loan losses             14,445     13,425     12,417
  Provision for loan losses                                          64        410        192
                                                                -------     ------     ------
Net interest income after provision for loan losses              14,381     13,015     12,225

NON-INTEREST INCOME:
  Gain on sale of investment securities available for sale           -          -         274
  Fees and commissions                                              341        379        398
  Insurance and annuity commissions                                 700        519        519
  Other                                                              62         59         38
                                                                -------     ------     ------
                                                                  1,103        957      1,229

NON-INTEREST EXPENSE:
  General and administrative expenses:
    Salaries and employee benefits                                5,366      4,878      4,570
    Office occupancy and equipment                                1,203      1,208      1,220
    Data processing                                                 482        449        407
    Advertising and promotions                                      515        421        476
    Federal deposit insurance premiums                              325      2,294        564
    Other                                                         1,346      1,294      1,118
                                                                -------     ------     ------
  Total general and administrative expenses                       9,237     10,544      8,355

  Amortization of intangible                                         51         61         72
  Loss on impairment of investment securities available for sale  2,978         -          -
  Recapture of credit enhancement losses                             -         (10)       (90)
                                                                -------     ------     ------
                                                                 12,266     10,595      8,337

Income before income taxes                                        3,218      3,377      5,117
Income tax expense                                                2,293      1,235      2,033
                                                                -------     ------     ------
NET INCOME                                                     $    925      2,142      3,084
                                                                =======     ======     ======

Earnings per share - primary                                      $0.33       0.72       0.94
Earnings per share - fully diluted                                $0.32       0.72       0.93

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
Years ended September 30, 1997, 1996, and 1995

                                                                                      Unrealized
                                                                               Common Gain (Loss)
                                                                     Common    Stock  on Investment
                                      Additional                     Stock    Acquired Securities
                               Common   Paid-in   Retained Treasury  Acquired   By      Available
                                Stock   Capital   Earnings  Stock    By ESOP  By BRRP's For Sale   Total
Balance at September 30, 1994    $ 38    36,642   23,780    (2,045)  (2,909)   (1,219)    (810)   53,477
Net income                         -        -      3,084       -       -           -        -      3,084
Purchase of treasury stock
  316,339 shares)                  -        -         -     (3,957)    -           -        -     (3,957)
Cash dividends ($.12 per share)    -        -       (415)      -       -           -        -       (415)
Amortization of award of BRRP
  stock                            -        -         -        -       -           256      -   256
Cost of ESOP shares released                                            415                          415
Exercise of stock options and
  reissuance of treasury shares
  (2,000 shares)                   -         (4)      -         24     -           -        -         20
Tax benefit related to vested
  BRRP stock                       -         26       -        -       -           -        -         26
Tax benefit related to stock
  options exercised                -          1       -        -       -           -        -          1
Market adjustment for committed
  ESOP shares                      -        130       -        -       -           -        -        130
Change in unrealized loss on
  investment securities
  available for sale               -        -         -        -       -           -       755       755
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1995      38    36,795   26,449    (5,978)  (2,494)     (963)     (55)   53,792
Net income                         -        -      2,142       -       -           -        -      2,142
Purchase of treasury stock
 (414,986 shares)                  -        -         -     (6,669)    -           -        -     (6,669)
Cash dividends ($.24 per share)    -        -       (740)      -       -           -        -       (740)
Amortization of award of BRRP
  stock                            -        -         -        -       -           255      -   255
Cost of ESOP shares released       -        -         -        -        416        -        -        416
Exercise of stock options and
  reissuance of treasury shares
 (2,200 shares)                    -         (6)      -         28     -           -        -         22
Tax benefit related to vested
  BRRP stock                       -         51       -        -       -           -        -         51
Tax benefit related to stock
  options exercised                -          3       -        -       -           -        -          3
Market adjustment for committed
  ESOP shares                      -        236       -        -       -           -        -        236
Change in unrealized loss on
 investment securities available
 for sale                          -        -         -        -       -           -      (680)     (680)
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1996      38    37,079    27,851  (12,619)  (2,078)     (708)    (735)   48,828
Net income                         -        -         925      -         -         -        -        925
Purchase of treasury stock
 (82,030 shares)                   -        -         -     (1,389)      -         -        -     (1,389)
Cash dividends ($.30 per share)    -        -        (837)     -         -         -        -       (837)
Amortization of award of BRRP
  stock                            -        -         -        -         -        237       -   237
Cost of ESOP shares released       -        -         -        -        416        -        -        416
Exercise of stock options and
 reissuance of treasury shares
 (10,900 shares)                   -        (44)      -        153       -         -        -        109
Tax benefit related to vested
  BRRP stock                       -         78       -        -         -         -        -         78
Tax benefit related to stock
  options exercised                -         38       -        -         -         -        -         38
Market adjustment for committed
  ESOP shares                      -        343       -        -         -         -        -        343
Change in unrealized gain on
  investment securities available
  for sale                         -         -        -        -       -           -       869       869
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1997     $38    37,494    27,939  (13,855)  (1,662)     (471)     134    49,617
                                  ===    ======   =======   ======   ======     ======   =====    ======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Dollars in thousands)

Years ended September 30,                                                1997       1996      1995
Cash flows from operating activities:
Net income                                                              $  925      2,142     3,084
Adjustment to reconcile net income to net cash provided by
  operating activities:
    Depreciation                                                           351        385       342
    Deferred income taxes                                                  925       (217)      281
    Provision for loan losses                                               64        410       192
    Recapture of credit enhancement provision for loss                      -         (10)      (90)
    Net amortization and accretion of premiums and discounts                (5)       210       698
    Amortization of cost of stock benefit plans                            237        255       256
    Principal payment on ESOP loan                                         416        416       415
    Market adjustment for committed ESOP shares                            343        236       130
    Deferred loan costs, net of amortization                              (485)    (1,144)     (631)
    Amortization of deposit base intangible                                 51         61        72
    Federal Home Loan Bank of Chicago stock dividends                       -          -        (40)
    Loss on impairment of investment securities available for sale       2,978         -         -
    Gain on sale of investment securities available for sale                -          -       (274)
    Increase in accrued interest receivable                               (246)      (289)     (549)
    Increase in other assets, net                                         (175)       (41)      (34)
    Increase (decrease)in other liabilities, net                        (1,225)     2,609       740
                                                                        ------      -----    ------
NET CASH PROVIDED by OPERATING ACTIVITIES                                4,154      5,023     4,592

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities
      available for sale                                                30,000     63,000    22,686
   Proceeds from sale of investment securities available for sale           -         -      14,627
   Proceeds from redemption of mutual funds                                 -          40     8,552
   Proceeds from redemption of Federal Home Loan Bank of Chicago stock     935        179        -
   Proceeds from loan participation sold                                    -       1,890        -
   Proceeds from sale of real estate owned                                 245        -         161
   Purchase of dollar-denominated mutual funds                              (8)    (2,959)      (12)
   Purchase of Federal Home Loan Bank of Chicago stock                    (840)    (2,974)     (691)
   Purchase of investment securities available for sale                (28,466)   (65,000)  (59,450)
   Loans originated for investment                                     (97,774)  (139,589)  (77,880)
   Purchase of loans receivable                                             -         -      (3,000)
   Purchase of premises and equipment                                     (164)      (177)   (1,946)
   Principal repayments collected on loans receivable                   64,261     50,820    31,100
   Principal repayments collected on investment securities
      available for sale                                                 4,717      7,203     9,229
   Principal repayments collected on mortgage-backed
      securities held to maturity                                        4,781      4,835     3,050
                                                                        ------      -----    ------
NET CASH USED IN INVESTING ACTIVITIES                                  (22,313)   (82,732)  (53,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                             20,509     26,941    37,931
   Net increase (decrease) in borrowed funds                            (1,900)    61,268    12,032
  Net increase (decrease) in advance payments by borrowers for
      taxes and insurance                                                  244     (2,955)    3,931
   Purchase of treasury stock                                           (1,389)    (6,669)   (3,957)
   Payment of common stock dividends                                      (837)      (740)     (415)
   Proceeds from exercise of stock options                                 109         22        20
                                                                        ------      -----    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               16,736     77,867    49,542
                                                                        ------      -----    ------
Net change in cash and cash equivalents                                 (1,423)       158       560
Cash and cash equivalents at beginning of year                           4,273      4,115     3,555
                                                                        ------      -----    ------
Cash and cash equivalents at end of year                               $ 2,850      4,273     4,115
                                                                        ======      =====    ======
CASH PAID DURING THE YEAR FOR:
  Interest                                                            $ 21,416     17,825    13,674
  Income taxes                                                           1,081      1,371     1,543
NON-CASH INVESTING ACTIVITIES - Loans transferred to real
     estate in foreclosure                                                 359        113       193

See accompanying notes to consolidated financial statements.

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fidelity Bancorp, Inc. (the Company) is a Delaware corporation incorporated on September 7, 1993 for the purpose of becoming the savings and loan holding company for Fidelity Federal Savings Bank (the Bank). On December 15, 1993, the Bank converted from a mutual to a stock form of ownership, and the Company completed its initial public offering and with a portion of the net proceeds acquired all of the issued and outstanding capital stock of the Bank.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fidelity Federal Savings Bank and the Bank's wholly owned operating subsidiary, Fidelity Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN MUTUAL FUNDS

Investments in dollar-denominated mutual funds are designated as available for sale and are carried at fair value.

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

INVESTMENT SECURITIES

Investment securities which the entity has the positive intent and ability to hold to maturity are classified as "held to maturity" and measured at amortized cost. Investments purchased for the purpose of being sold are classified as trading securities and measured at fair value with any changes in fair value included in earnings. All other investments that are not classified as "held to maturity" or "trading" are classified as "available for sale." Investments available for sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of related tax effects. The Company has does not have any investment securities designated as held to maturity or trading.

For individual securities classified as either available for sale or held-to-maturity, the Company determines whether a decline in fair value below the amortized cost basis is other than temporary in nature. If the decline in fair value is judged by management to be other than temporary, the cost basis of the individual security is written down to fair value as the new cost basis and the amount of the write-down is included in earnings.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances plus deferred loan costs, less loans in process, unearned discounts, and allowances for loan losses.

Loan fees or costs are deferred, net of certain direct costs associated with loan originations. Net deferred fees or costs are amortized as yield adjustments over the contractual life of the loan using the interest method.

On October 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." Statement No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Statement No. 118 eliminates the provisions for Statement No. 114 that describe how a creditor should report interest income on an impaired loan and allows a creditor to use existing methods to recognize, measure, and display interest income on an impaired loan.

The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. The allowance for loan losses reflects management's estimate of the reserves needed to cover the risks inherent in the Bank's loan portfolio. In determining a proper level of loss reserves, management periodically evaluates the adequacy of the allowance based on general trends in the real estate market, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions. The Bank's recent historical trends have resulted in no significant losses on mortgage and consumer loans that are 90 days or greater delinquent and on loans which management believes are uncollectible. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans receivable. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgements of information available to them at the time of their examination.

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

DEPOSIT BASE INTANGIBLE

The deposit base intangible arising from the Bank's branch purchase and assumption of the deposit liabilities is being amortized over 10 years, using the interest method. Accumulated amortization as of September 30, 1997 and 1996 was $405,000 and $354,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released annually to participants in the ESOP. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of stockholders' equity.

INCOME TAXES

Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Income tax benefits attributable to vested Bank Recognition and Retention Plans (BRRP) stock and exercised non qualified stock options are credited to additional paid-in-capital.

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

EARNINGS PER SHARE

Earnings per share of common stock for the year ended September 30, 1997 have been determined by dividing net income by 2,813,663 and 2,853,145, the weighted average number of primary and fully diluted shares of common stock and common stock equivalents outstanding, respectively. Earnings per share of common stock for the year ended September 30, 1996 have been determined by dividing net income by 2,984,863 and 2,993,069, the weighted average number of primary and fully diluted shares of common stock and common stock equivalents outstanding, respectively. Earnings per share of common stock for the year ended September 30, 1995 have been determined by dividing net income by

3,281,872 and 3,331,536, the weighted average number of primary and fully diluted shares of common stock and common stock equivalents outstanding, respectively. Stock options are regarded as common stock equivalents and are therefore considered in both the primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

PENDING ACCOUNTING CHANGES

Statement 128, "Earnings Per Share," supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentations of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and dominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact on the consolidated financial statements.

Statement 129, "Disclosure of Information about Capital Structure," provides required disclosures for the capital structure of both public and nonpublic companies and is effective for financial statement periods ending after December 15, 1997. The required disclosures had been included in a number of separate statements and opinions. As such, the issuance of Statement 129 is not expected to require significant revision of prior disclosures.

Statement 130, "Reporting Comprehensive Income," established standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statement. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997, and is not expected to have a material impact on the consolidated financial statements.


(2)   MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity are summarized as follows:

                                         1997                                   1996
                                    Gross      Gross                       Gross       Gross
                       Amortized unrealized unrealized Fair    Amortized unrealized unrealizef Fair
                         cost      gains     losses   value      cost     gains      losses   value
                                                        (in thousands)
Federal Home Loan
  Mortgage
  Corporation          $ 16,875     249         -    17,124      21,673      93         -     21,766

There were no sales of mortgage-backed securities held to maturity during the years ended September 30, 1997, 1996 and 1995.

(3)   INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale are summarized as follows:

                                         1997                                      1996
                                    Gross      Gross                          Gross       Gross
                       Amortized unrealized unrealized  Fair      Amortized unrealized unrealized   Fair
                         cost      gains     losses     value        cost      gains      losses    value
                                                        (in thousands)
U.S. Government and
  agency obligations
  due:
    Within one year    $  16,000      9       -        16,009          -         -           -        -
    After one year
      to five years       10,000     -        28        9,972       11,000       -          479    10,521
    After 5 years
      to 10 years         38,467    282       43       38,706       55,000       -          549    54,451
                        --------   ----     -----     -------      -------     ----         ---    -------
                          64,467    291       71       64,687       66,000       -        1,028    64,972
                        ========   ====    =====      =======      =======     ====       =====    ======
Corporate debt
  securities due:
    After one year
      to five years           22     -        -            22        3,000       -           30     2,970
    After 5 years
      to 10 years          2,978     -         3        2,975        2,973       -           78     2,895
                        --------   ---      ----      -------      -------     ----         ---    ------
                           3,000     -         3        2,997        5,973       -          108     5,865
                        ========   ===     =====      =======      =======     ====         ===   =======

Corporate asset-backed
  securities               2,616    11        14        2,613        7,331       4           68     7,267
                        --------   ---      ----      -------      -------     ----         ---    ------

                       $  70,083   302        88       70,297       79,304       4        1,204    78,104
                        ========   ===     =====      =======      =======     ====       =====   =======

Proceeds from the sale of investment securities available for sale during 1995 were $14.6 million. There were no sales of investment securities available for sale in 1997 and 1996. Gross realized gains of $409,000 and gross realized losses of $121,000 were recorded in 1995. The fair value of investment securities available for sale is based upon quoted market prices where available. Actual maturities may differ from contractual maturities shown in the table above because the borrowers may have the right to call or prepay obligations with or without prepayment penalties.

During the fourth quarter and year ended September 30, 1997, the Company wrote down a Corporate subordinated debt security in the amount of $2,978,000 by a charge to earnings to record an other than temporary impairment. The new cost basis of the security at September 30, 1997 was $22,000.

(4)  LOANS RECEIVABLE

Loans receivable are summarized as follows at September 30:

                                                     1997             1996
                                                         (in thousands)
One-to-four family mortgages                      $ 304,950           277,086
Multifamily mortgages                                64,450            55,341
Commercial                                            2,894             5,656
Commercial leases                                       408             2,032
Consumer loans                                       14,152            13,585
                                                  ---------          --------
Gross loans receivable                              386,854           353,700

Less:
  Loans in process                                       -                 (3)
  Deferred loan costs                                 1,899             1,414
  Allowance for losses on loans                        (460)             (810)
  Unearned discount on consumer loans                   (31)              (46)
                                                  ---------          --------
                                                  $ 388,262           354,255
                                                  =========          ========

Weighted average interest rate                        7.79%              7.74%
                                                     ======            ======

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1997, 1996, and 1995 were approximately $12,524,000, $14,857,000, and $16,528,000, respectively. Custodial balances maintained in connection with the mortgage loans serviced for others were included in deposits at September 30, 1997, 1996, and 1995, and were approximately $233,000, $246,000, and $601,000, respectively. Service fee income for the years ended September 30, 1997, 1996, and 1995 was $60,000, $59,000, and $60,000, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                1997       1996      1995
                                                      (in thousands)
Balance at beginning of year                   $ 810       403        228
Provision for loan losses                         64       410        192
Charge-offs:
   Loans receivable                              (19)      (34)       (26)
   Commercial leases                            (406)       -          -
Recoveries                                        11        31          9
                                               -----      ----       ----
Balance at end of year                         $ 460       810        403
                                               =====      ====       ====

Non-accrual loans receivable were as follows:

                                                     Principal     Percent of
                                                      Balance      total loans
                                           Number  in thousands)   receivable
September 30, 1997:
  Loans receivable                          11        $ 1,400        0.36%
  Commercial leases, Bennett Funding Group   1            408        0.11%
                                           ----         -----       ------
                                            12        $ 1,808        0.47%

September 30, 1996:
  Loans receivable                          11          1,054        0.30%
  Commercial leases, Bennett Funding Group   1          2,032        0.57%
                                           ---          -----       ------
                                            12          3,086        0.87%

September 30, 1995 - Loans receivable       13            617        0.23%

On October 1, 1995, the Company adopted Statements No. 114 and 118. The Company's non performing loan policies, which address nonaccrual loans and any other loans where the Company may be unable to collect all amounts due according to the contractual terms of the loan, meet the definition set forth for impaired loans in Statement No. 114. At September 30, 1997 and 1996, the recorded investment in loans considered to be impaired under Statement No. 114 was $408,000 and $2.0 million, respectively, which consisted solely of certain commercial equipment leases as more fully discussed below. For statistical and discussion purposes, the leases are considered to be one loan.

From October 1994 through January 1995, the Bank purchased 454 full-payout commercial equipment leases located in various parts of the country with original aggregate outstanding principal balances of $3.0 million. These leases were all originated, serviced, and financially guaranteed by Bennett Funding Group (BFG) of Syracuse, New York. On March 29, 1996, it was reported that BFG was the target of a civil complaint filed by the Securities and Exchange Commission. On that same date, BFG filed a Chapter 11 bankruptcy petition in the Northern District of New York and halted payments on lease agreements.

The Bank thereafter classified all BFG leases as substandard, placed them on non-accrual status, and categorized them as non-performing and impaired. In addition, the Bank established a valuation allowance of $406,000 for these leases.

Normal lease payments had reduced the aggregate outstanding balance of the leases to $2.0 million prior to bankruptcy, leaving the Bank with a claim in that amount. In August 1997, the Bank and the Bennett Bankruptcy Trustee settled this claim. Under the terms of the settlement agreement, the Bank received post-bankruptcy lease receipts totaling $1.1 million, and is entitled to receive repayments on the remaining lease receivables. Repayment of the balance of $408,000 in lease receivables at September 30, 1997 is expected from future lease payments. The settlement also ended all outstanding litigation.
As a result of the settlement, the Company charged off $406,000 of leases in 1997, against the previously established valuation allowance.

On September 30, 1997 and 1996, the Bank's $408,000 and $2.0 million, respectively, of commercial equipment leases originated by BFG met the criteria for impaired loans. The average recorded investment in impaired loans for the years ended September 30, 1997 and 1996 was $1.8 million and $1.2 million, respectively. The related allowance for impaired loans was $0 and $406,000 at September 30, 1997 and 1996, respectively. For the year ended September 30, 1996, the Company's income recognition for these loans was limited to actual cash received, prior to the BFG bankruptcy filing, which amounted to $88,000. There was no income recorded in 1997.


(5)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows at September 30:

                                                     1997            1996
                                                         (in thousands)
Loans receivable                                   $ 2,071          1,831
Mortgage-backed securities                             101            129
Investment securities available for sale             1,378          1,269
Investment in dollar-denominated mutual funds           14             13
Reserve for uncollected interest                      (119)           (43)
                                                    ------          -----
                                                   $ 3,445          3,199
                                                    ======          =====


(6)  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at September 30:

                                                      1997          1996
                                                        (in thousands)
Land                                               $   803           803
Buildings                                            3,630         3,513
Leasehold improvements                               1,380         1,374
Furniture, fixtures, and equipment                   3,034         2,993
                                                    ------         -----
                                                     8,847         8,683
Less accumulated depreciation and amortization       5,254         4,903
                                                    ------         -----
                                                   $ 3,593         3,780
                                                    ======         =====

Depreciation and amortization of premises and equipment for the years ended September 30, 1997, 1996, and 1995 was $351,000, $385,000, and $342,000,
respectively.

The Bank is obligated under non-cancelable lease on one of its branches. The lease contains a renewal option and a rent escalation clause. Rent expense under these leases for the years ended September 30, 1997, 1996, and 1995 approximated $145,000, $148,000, and $130,000, respectively.

The projected minimum rentals under existing leases as of September 30, 1997 are as follows:

Year ended September 30,                      Amount
            1998                         $    92,000
            1999                              97,000
            2000                              99,000
            2001                              99,000
            2002                              99,000
            Thereafter                       649,000
                                           ---------
            Total                        $ 1,135,000
                                           =========


(7)  DEPOSITS

Deposits are summarized as follows at September 30:

                                            1997                                    1996
                            Stated or                                Stated or
                            Weighted               Percent            Weighted                 Percent
                            Average                of total            Average                of total
                             Rate       Amount     deposits             Rate      Amount     deposits
                                                      (Dollars in thousands)
Passbook accounts            3.83%     $100,588     31.0%               3.35       86,077       28.4%

NOW accounts                 2.18        17,967      5.6                2.17       18,067        6.0
Money market and
  management accounts        4.21        17,634      5.5                4.16       19,192        6.3
                             ----       -------     ----               -----       ------      -----
                                        136,189     42.1                          123,336       40.7

Certificate accounts:
  91-day certificates        5.23         3,820      1.2                4.80          572        0.2
  6-month certificates       5.52        15,631      4.7                5.00       12,287        4.1
  7-month certificates       5.35         4,615      1.4                5.83       39,411       13.0
  8-month certificates       5.65        12,221      3.8                5.15        5,191        1.7
  10-month certificates      5.99        30,926      9.6                5.34        5,277        1.7
  12-month certificates      5.94        43,244     13.4                5.35       11,789        3.9
  13-month certificates      6.04        18,159      5.6                5.93       19,760        6.5
  15-month certificates      5.85        15,081      4.7                5.91       31,806       10.6
  24-month certificates      5.72        11,506      3.6                6.38       22,515        7.4
  36-month certificates      6.10         7,904      2.4                5.64        7,924        2.6
  36-month rising rate
    certificates             6.55        14,161      4.4                5.94       12,467        4.1
  60-month certificates      5.82         9,681      3.0                5.78       10,399        3.4
  Other certificates         6.04           305      0.1                5.65          200        0.1
                             ----       -------     ----               -----      -------      -----
                                        187,254     57.9                          179,598       59.3
                                        -------     ----                          -------      -----
                             4.89%     $323,443    100.0%               4.75      302,934      100.0%
                             ====       =======    =====               =====      =======      =====

The contractual maturities of certificate accounts are as follows at September
30:

                                      1997                     1996
                               Amount     Percent       Amount        Percent
                           (in thousands)           (in thousands)
Under 12 months             $ 161,308      86.1%        134,661         75.0
12 to 36 months                22,949      12.3          40,962         22.8
Over 36 months                  2,997       1.6           3,975          2.2
                            ---------     -----         -------        -----
                            $ 187,254     100.0%        179,598        100.0
                            =========     =====         =======        =====

The aggregate amount of certificate accounts with a balance of $100,000 or greater at September 30, 1997 and 1996 was approximately $25,399,000 and $20,288,000, respectively.


Interest expense on deposit accounts is summarized as follows for the years ended September 30:

                                                      1997    1996     1995
                                                         (in thousands)
NOW accounts                                      $    304     329      345
Money market and management accounts                   773     841      388
Passbook accounts                                    3,402   2,673    2,618
Certificate accounts                                11,450  10,098    7,615
                                                    ------  ------   ------
                                                  $ 15,929  13,941   10,966
                                                    ======  ======   ======


(8)  BORROWED FUNDS

Borrowed funds are summarized as follows at September 30:

                                      Interest rate            Amount
                                      1997     1996       1997        1996
                                                            (in thousands)
Secured advances from the
  FHLB of Chicago:
    Fixed rate advances due:
      January 5, 1998                  5.29%   5.29       $24,000     24,000
      August 16, 1998                  6.04    6.04        14,000     14,000
      February 21, 2000, callable
        February 21, 1998              5.48     -          25,000        -
      August 8, 2000, callable
        August 8, 1998                 5.60     -          20,000        -
    Open line advance, due on demand      variable         30,400     77,300
                                       ----   -----       -------    -------
                                                        $ 113,400    115,300
                                                          =======    =======

Weighted average rate                  5.80%   6.00
                                      ======  =====

The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank of Chicago (the FHLB-Chicago). All stock in the FHLB-Chicago is pledged as additional collateral for these advances.


(9)  REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material impact on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting purposes. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of September 30, 1997, the Company and Bank met the capital adequacy requirements to which they are subject.

The most recent notification, May 1997, from the federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that have changed the Company's or the Bank's category.

The Company's and the Banks actual capital amounts and ratios as September 30, 1997 are as follows:

                                                                            To be well capitalized
                                                             For capital          under prompt
                                           Actual         adequacy purposes      corrective action
                                       Amount    Ratio    Amount     Ratio      Amount     Ratio
                                                    (dollars in thousands)
As of September 30, 1997:
Total capital
  (to risk weighted assets):
Consolidated                          $49,617    21.04%    n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          43,772    18.81    18,614      8.00     23,268       10.00

Tier 1 capital
  (to risk weighted assets):
Consolidated                           48,117    20.41     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          42,272    18.17     n/a        n/a      13,961        6.00

Tier 1 capital
  (to adjusted assets):
Consolidated                           48,117     9.73     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          42,272     8.95    14,755      3.00     24,591        5.00

Tangible capital
Consolidated                           48,117     9.73     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          42,272     8.95     7,378      1.50      n/a         n/a



(10)  INCOME TAXES

Income tax expense is summarized as follows for the years ended September 30:

                                             1997        1996        1995
                                                    (in thousands)
Current:
  Federal                                 $ 1,282       1,425        1,515
  State                                        86          27          237
                                           ------       -----        -----
Total current                               1,368       1,452        1,752

Deferred:
  Federal                                     754        (177)         229
  State                                       171         (40)          52
                                           ------       -----        -----
Total deferred                                925        (217)         281
                                           ------       -----        -----
                                          $ 2,293       1,235        2,033
                                           ======       =====        =====

The reasons for the difference between the effective tax rate and the corporate Federal income tax rate of 34% are detailed as shown below for the years ended September 30:

                                            1997         1996         1995
Federal income tax rate                     34.0%        34.0         34.0
State income taxes, net of federal benefit   1.1           -           3.7
Decline in value of investment security     35.8           -            -
Other                                        0.3          2.6          2.0
                                           ------       -----        -----
Effective income tax rate                   71.2%        36.6         39.7
                                           ======       =====        =====

Retained earnings at September 30, 1997 includes $4.6 million of "base-year" tax bad debt reserves for which no provision for federal or state income taxes has been made. If in the future this amount, or a portion thereof, is used for certain purposes, then a federal and state tax liability will be imposed on the amount so used at the then current corporate income tax rates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at September 30:

                                                                1997       1996
                                                                 (in thousands)
Deferred tax assets:
  Deferred compensation                                         $    12         8
  Allowance for loan losses                                         178       315
  Unrealized loss on investment securities available for sale         -       465
  Accrual for SAIF special assessment                                 -       629
  Decline in value of investment security                         1,153         -
  Retirement and pension plans                                      182         -
  Other                                                               -       109
                                                                  -----     -----
                                                                  1,525     1,526
Less valuation allowance                                         (1,153)        -
                                                                  -----     -----
Deferred tax assets                                                 372     1,526

Deferred tax liabilities:
  Deferred loan fees and costs                                   (1,419)   (1,151)
  FHLB stock, due to stock dividends                               (101)     (149)
  Property and equipment, due to depreciation                      (106)      (89)
  Tax bad debt reserves                                            (852)     (808)
  Tax basis in partnership less than book                          (177)     (170)
  Pension plan                                                        -       (29)
  Unrealized gain on investment securities available for sale       (79)        -
  Other                                                             (58)      (81)
                                                                 ------     -----
Deferred tax liabilities                                         (2,792)   (2,477)
                                                                 ------     -----
Net deferred tax liability                                      $(2,420)     (951)
                                                                 ======    ======

The valuation allowance for deferred tax assets was $1,153,000 as of September 30, 1997. The valuation allowance relates to the decline in value of an investment security that when incurred for tax purposes, will generate a capital loss. As capital losses can only be utilized to offset capital gains, there is uncertainty as to the realization of this deferred tax asset.


(11) PENSION PLAN

The Bank has a noncontributory defined benefit pension plan which covers substantially all full-time employees who are 21 years of age and older and have been employed for a minimum of one year. Pension costs are accrued and funded as computed by the consulting actuary, using the entry age normal actuarial cost method. Total pension expense for the years ended September 30, 1997, 1996, and 1995 was approximately $123,000, $111,000, and $93,000, respectively.

Accumulated benefit obligation, projected benefit obligation, accrued pension liability, and net periodic pension cost, as estimated by the consulting actuary, and plan net assets as of August 31, the date of the latest actuarial valuation, are as follows:

                                                            1997       1996
                                                             (in thousands)
Actuarial present value of accumulated benefit
  obligation, including vested benefits of $768
  and $744 in 1997 and 1996, respectively                 $   811       782
                                                            =====      ====

Actuarial present value of projected benefit obligation   $(1,486)   (1,378)
Plan assets at fair value                                   1,193     1,086
                                                            -----     -----
Plan assets less than projected benefit obligation           (293)     (292)
                                                            -----     -----
Unrecognized net gain (loss)from past experience different
  from that assumed, and effects of changes in assumptions    (62)       69
Unrecognized transition obligation, being recognized over
  17 years                                                    (61)      (68)
                                                            -----     -----
Net accrued pension cost                                  $  (416)     (291)
                                                            =====      ====

Net pension costs include the following components for the years ended September 30:

                                                      1997      1996    1995
                                                          (in thousands)
Service cost - benefits earned during the period     $ 128      110      89
Interest cost on projected benefit obligation           98       87      77
Actuarial return on plan assets                       (258)    (116)   (107)
Net gain on assets                                     165        -       -
Net amortization and deferral                          (10)      30      34
                                                      ----      ---     ---
Net periodic pension cost                            $ 123      111      93
                                                      ====      ===     ===

The discount rate used in determining the actuarial present value of the projected benefit obligation at the beginning of the year to determine the net periodic pension cost and at the end of the year for the present value of the benefit obligations during 1997, 1996, and 1995 was 7.25%. The expected long-term rate of return on assets was 8.00% during 1997, 1996, and 1995. The rate of increase in future compensation was 6.00% in 1997, 1996, and 1995.

The Bank sponsors the Fidelity Federal Savings Bank Supplemental Retirement Plan. The Supplemental Retirement Plan is intended to provide retirement benefits and preretirement death and disability benefits for certain officers of the Bank. The expense for the years ended September 30, 1997, 1996, and 1995 was approximately $67,000, $121,000, and $96,000, respectively.


(12)  OFFICER, DIRECTOR, AND EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) In conjunction with the Bank's conversion, the Bank formed an ESOP. The ESOP covers substantially all full-time employees over the age of 21 and with more than one year of employment. The ESOP borrowed $2.9 million from the Company and purchased 290,950 common shares of the Company issued in the conversion. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period not to exceed seven years. Expense related to the ESOP was $600,000, $651,000, and $545,000 for the years ended September 30, 1997, 1996, and 1995, respectively.

On October 1, 1994, the Company adopted the provisions of Statement of Position 93-6, (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants. SOP 93-6 requires the Company to consider outstanding only those shares of the ESOP that are committed to be released when calculating both primary and fully diluted earnings per share. SOP 93-6 also requires the Company to record the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital, with the corresponding increase or decrease to compensation expense. SOP 93-6 had the effect of increasing additional paid-in-capital and compensation expense by $343,000, $236,000, and $130,000 in 1997, 1996, and 1995,
respectively.

STOCK OPTION PLANS In conjunction with the conversion, the Company and its stockholders adopted an incentive stock option plan for the benefit of employees of the Company and a directors' stock option plan for the benefit of outside directors of the Company. The number of shares of common stock authorized under the employees' and directors' plans is 363,687, equal to 10% of the total number of shares issued in the Company's initial stock offering. The exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years.

Under the employees' plan, options granted become exercisable at a rate of 20% per year commencing one year from the date of the grant. There were 151,328 option grants exercisable at September 30, 1997 for the employees' plan. Options issued to outside directors of the Company are immediately exercisable.

As of September 30, 1997, the Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The per share weighted-average fair value of stock options granted during 1997 and 1996 was $11.71 and $4.10, respectively on the date of grant using the Black Scholes options pricing model with the following weighted-average assumptions as of September 30, 1997 and 1996: an expected dividend yield of 1.3% and 1.9%, respectively, expected volatility of 25.28% and 15.73%, respectively, risk-free interest rate of 6.00% and 6.50% and an expected life of 4.8 years in 1997 and 1996.

Under SFAS No. 123, the Company is required to disclose pro forma net income and earnings per share both for 1997 and 1996 as if compensation expense relative to the fair value of options granted had been included in earnings. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                        1997      1996
Net Income:
   As reported                                         $ 925      2,142
   Pro forma                                             906      2,134

Earnings per share:
 Primary:
   As reported                                          0.33       0.72
   Pro forma                                            0.32       0.71

 Fully diluted:
   As reported                                          0.32       0.72
   Pro forma                                            0.32       0.71


A summary of the status of the Company's stock option transactions under the Plan for the years ended September 30, 1997, 1996 and 1995 is presented below:

                                    Employees' Plan           Directors' Plan
                                   Amount   Exercise         Amount   Exercise
                                              Price
Options outstanding at
  September 30, 1994              258,212      10.01         66,410      10.00
Options granted                     1,500      10.25             -          -
Options forfeited                  (3,000)     10.00        (11,621)     10.00
Options exercised                      -          -          (2,000)     10.00
                                  -------      -----         ------      -----
Options outstanding at
  September 30, 1995              256,712      10.01         52,789      10.00
Options granted                     3,000      15.31             -          -
Options exercised                      -          -          (2,200)     10.00
                                  -------      -----         ------      -----
Options outstanding at
  September 30, 1996              259,712    $ 10.07         50,589    $ 10.00
Options granted                     1,500      17.00             -          -
Options forfeited                 (10,620)     10.00             -          -
Options exercised                  (5,400)     10.03         (5,500)     10.00
                                  -------      -----         -------     -----
Options outstanding at
  September 30, 1997              245,192    $ 10.12         45,089    $ 10.00
                                  =======      =====         ======      =====


BANK RECOGNITION AND RETENTION PLANS ("BRRPs") In conjunction with the Bank's conversion, the Bank formed two BRRPs, which were authorized to acquire 4.0%, or 145,475 shares, of the common stock issued in the conversion. The shares were purchased by the Bank from the authorized but unissued shares of common stock at a price of $10 per share. The $1.5 million contribution to the BRRPs is being amortized to compensation expense as the Bank's employees and directors become vested in those shares. At September 30, 1997, 16,431 plan shares had not yet been awarded. The aggregate purchase price of all shares owned by the BRRPs is reflected as a reduction of stockholders' equity and, to the extent shares have been awarded, is shown as amortized expense as the Bank's employees and directors become vested in their stock awards. For the years ended September 30, 1997, 1996, and 1995, 26,206, 25,304, and 25,104
shares, respectively, were vested and distributed to employees. For the years ended September 30, 1997, 1996, and 1995, $237,000, $255,000, and $256,000,
respectively, was reflected as compensation expense.


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

Commitments to originate mortgage loans at September 30, 1997 and 1996 of $6.3 million and $7.4 million, respectively, represented amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. Of the commitments to originate loans at September 30, 1997, $185,000 represented commitments for fixed rate loans with interest rates ranging from 7.375% to 8.250%.

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

CASH AND DUE FROM BANKS, INTEREST-EARNING DEPOSITS, FEDERAL FUNDS SOLD, AND INVESTMENT IN DOLLAR-DENOMINATED MUTUAL FUNDS For these short-term instruments, the carrying value is a reasonable estimate of fair value.

INVESTMENT SECURITIES The fair value of investment securities, which includes investment securities, mortgage-backed securities, and FHLB of Chicago stock, is the quoted market price, if available, or the quoted market price for similar securities. FHLB of Chicago stock is recorded at redemption value, which is equal to cost.

LOANS RECEIVABLE Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as one-to-four family, multi-family, commercial, and consumer. For variable rate loans that reprice frequently and for which there has been no significant change in credit risk, fair values equal carrying values. The fair values for fixed-rate loans were based on estimates using discounted cash flow analyses and current interest rates being offered for loans with similar terms to borrowers of similar credit quality.

ACCRUED INTEREST RECEIVABLE AND PAYABLE The carrying value of accrued interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization.

DEPOSITS The fair values for demand deposits with no stated maturity are equal to the amount payable on demand as of September 30, 1997 and 1996, respectively. The fair value for fixed-rate certificate accounts is based on the discounted value of contractual cash flows using the interest rates currently being offered for certificates of similar maturities as of September 30, 1997 and 1996, respectively.

BORROWED FUNDS Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.


The estimated fair value of the Company's financial instruments at September 30, 1997 and 1996 are as follows:

                                                1997                             1996
                                     Net carrying     Estimated      Net carrying     Estimated
                                        amount       fair value         amount       fair value
                                                         (in thousands)
FINANCIAL ASSETS:
  Cash and due from banks             $     436             436           3,848          3,848
  Interest-earning deposits               2,314           2,314             225            225
  Federal funds sold                        100             100             200            200
  Investment in dollar-
    denominated mutual funds              3,154           3,154           3,146          3,146
  Investment securities                  92,658          93,121         106,772        105,665
  Loans receivable                      388,722         391,217         355,082        355,122
  Accrued interest receivable             3,445           3,445           3,199          3,199
                                        -------         -------         -------        -------
Total financial assets                $ 490,829         493,787         472,472        471,405
                                        =======         =======         =======        =======
FINANCIAL LIABILITIES:
  Noninterest-bearing deposits            4,766           4,766           4,596          4,596
  NOW, money market and management,
    and passbook accounts               131,423         131,423         118,740        118,740
  Certificate accounts                  187,254         187,371         179,598        179,598
  Borrowed funds                        113,400         113,400         115,300        115,300
  Accrued interest payable                  229             229             752            752
                                        -------         -------         -------        -------
Total financial liabilities           $ 437,072         437,189         418,986        418,986
                                        =======         =======         =======        =======
/TABLE

(15)  SHAREHOLDERS' RIGHTS PLAN

On February 18, 1997, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles the registered holder thereof, under certain limited circumstances, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $60.00. Rights do not become exercisable until eleven business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of the Company's common stock, or in the event a person or group owning 10% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If the Company is acquired in a merger, share exchange or other business combination of 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire in ten years.

(16) CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

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

                     STATEMENT OF FINANCIAL CONDITION
                                                            September 30,
                                                         1997          1996
                                                            (in thousands)
ASSETS
Cash and cash equivalents                            $  3,350          1,708
Investment in dollar-denominated mutual funds             154            146
Investment securities available for sale                1,104          5,642
Equity investment in the Bank                          45,765         42,917
Other assets                                            1,654          2,242
                                                      -------         ------
                                                     $ 52,027         52,655
                                                      =======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued taxes and other liabilities                       417            346
STOCKHOLDERS' EQUITY:
Common stock                                               38             38
Additional paid-in capital                             37,494         37,079
Retained earnings                                      27,939         27,851
Treasury stock                                        (13,855)       (12,619)
Unrealized loss on investment securities
  available for sale                                       (6)           (40)
                                                      -------         ------
Total Stockholders' equity                             51,610         52,309
                                                      -------         ------
                                                     $ 52,027         52,655
                                                      =======         ======

                            STATEMENTS OF EARNINGS
                                           Year ended September 30,
                                     1997          1996            1995
                                                  (in thousands)
Equity in earnings of the Bank     $ 3,818        1,992           2,807
Interest income                        530          651             843
Loss on impairment of
  investment securities             (2,978)           -               -
Non-interest expense                  (344)        (387)           (420)
                                    ------        -----           -----
Income before income taxes           1,026        2,256           3,230
Income tax expense                     101          114             146
                                    ------        -----           -----
Net income                         $   925        2,142           3,084
                                    ======        =====           =====

                              STATEMENTS OF CASH FLOWS
                                                 Year ended September 30,
                                             1997          1996           1995
                                                        (in thousands)
OPERATING ACTIVITIES:
  Net income                                 $   925       2,142          3,084
  Equity in undistributed
    earnings of the Bank                      (3,818)     (1,992)        (2,807)
  Dividends received from the Bank             1,391       4,282             -
  Net amortization and accretion of
    premiums and discounts                        -            1              1
  Loss on impairment of investment
    securities                                 2,978           -             -
  Decrease (increase) in other assets            589          46             (1)
  Increase (decrease) in accrued taxes and
    other liabilities                           (330)         60             30
                                              ------       -----          -----
Net cash provided by operating activities      1,735       4,539            307

INVESTING ACTIVITIES:
  Principal repayments collected
    on investment securities                   1,616       2,703          3,899
  Purchase of mutual funds                        (8)         (9)           (12)
  Redemption of mutual funds                      -           40          1,000
  Principal payment received on ESOP loan        416         416            415
                                              ------       -----          -----
Net cash provided by investing activities      2,024       3,150          5,302

FINANCING ACTIVITIES:
  Purchase of treasury stock                  (1,389)     (6,669)        (3,957)
  Payment of common stock dividends             (837)       (740)          (415)
  Proceeds from exercise of stock options        109          22             20
                                              ------       -----          -----
Net cash used in financing activities         (2,117)     (7,387)        (4,352)
                                             -------       -----          -----
Net increase in cash and cash equivalents      1,642         302          1,257
Cash and cash equivalents at beginning
  of year                                      1,708       1,406            149
                                             -------       -----          -----

Cash and cash equivalents at end of year     $ 3,350       1,708          1,406
                                           ======      =====         =====
/TABLE

(17)  QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth certain unaudited income and expense and per share data on a quarterly basis for the three-month period indicated:

                                     Year ended September 30, 1997       Year ended September 30, 1996
                                  1st Qtr  2nd Qtr  3rd Qtr  4th Qtr   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                                              (in thousands, except per share data)
Interest income                 $  8,902    8,944    8,984    9,085     7,407    7,493    8,053    8,601
Interest expense                   5,346    5,229    5,386    5,509     4,228    4,197    4,649    5,055
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  before provision
  for loan losses                  3,556    3,715    3,598    3,576     3,179    3,296    3,404    3,546
Provision for loan
  losses                              39       -        15       10        -        80       10      320
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  after provision for
  loan losses                      3,517    3,715    3,583    3,566     3,179    3,216    3,394    3,226

Other income                         225      295      294      289       237      276      210      234
Non-interest expense               2,390    2,395    2,299    5,182 (2) 2,219    2,211    2,239    3,926 (1)
                                   -----    -----    -----    -----     -----    -----    -----    -----
Income before income tax
  expense (benefit)                1,352    1,615    1,578   (1,327)    1,197    1,281    1,365     (466)
Income tax expense
  (benefit)                          518      618      546      611       465      497      530     (257)
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net income (loss)               $    834      997    1,032   (1,938)      732      784      835     (209)
                                   =====    =====    =====    =====     =====    =====    =====    =====

Earnings (loss) per
  share                         $   0.30     0.36     0.37    (0.70)     0.23     0.26     0.28    (0.07)
                                    =====    =====    =====    =====     =====    =====    =====    =====
Cash dividends declared
  per share                     $   0.06     0.08     0.08     0.08      0.06     0.06     0.06     0.06
                                   =====    =====    =====    =====     =====    =====    =====    =====



(1) Fourth quarter 1996 non-interest expense includes a one-time special assessment charge resulting from legislation passed on September 30, 1996, regarding the Savings Association Insurance Fund (SAIF). To cover the special assessment called for by the legislation, the Bank recorded a pre tax charge of $1.6 million.

(2) Fourth quarter 1997 non-interest expense includes the effect of an other than temporary impairment loss on investment securities in the amount of $2,978,000. No tax benefit was provided for this loss.

                         Independent Auditor's Report


The Board of Directors
Fidelity Bancorp, Inc.
Chicago, Illinois:


We have audited the accompanying consolidated statements of financial condition of Fidelity Bancorp, Inc. (the Company) and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.




                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
December 4, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to Directors and Executive Officers will appear in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation will appear in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is will appear in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held of on January 28, 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions will appear on pages 10, 11, and 12 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held of on January 28, 1998 and is incorporated herein by reference.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

 (a) EXHIBITS (required by the SEC Regulation SK-8)
     Exhibit No.
       3.1  Restated Certificate of Incorporation of Fidelity Bancorp, Inc.*
       3.2  Bylaws of Fidelity Bancorp, Inc.
       4.0  Stock Certificate of Fidelity Bancorp, Inc.*
      10.1 Employment Agreements between the Bank and Executive and Employee Agreement between the Company and Executive *
      10.2 Special Termination Agreement between the Bank and Executive and Special Termination Agreement between the Company and Executive *
      10.6  Employee Stock Ownership Plan and Trust ***
      10.8  Recognition and Retention Plan and Trust *
      10.9  Incentive Stock Option Plan **
      10.10 Stock Option Plan for Outside Directors **
      21.0 Subsidiary information is incorporated herein by reference to "Part II - Subsidiaries"
      99.1 Proxy Statement and form of proxy for the 1998 Annual Meeting of Stockholders (except such portions incorporated by reference into this Form 10-K, the proxy materials shall not be deemed to be "filed" with the Commission).

 (b)  REPORTS on FORM 8-K

      None.





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


                        FIDELITY BANCORP, INC.


                                 By:   /s/ Raymond S. Stolarczyk
                                       -------------------------
                                       Raymond S. Stolarczyk
Date:  December 11, 1997               Chairman of the Board and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Name                                 Title                   Date

/s/ Raymond S. Stolarczyk   Chairman and Chief Executive    December 11, 1997
-------------------------   Officer
Raymond S. Stolarczyk

/s/ Thomas E. Bentel        President and Chief             December 11, 1997
-------------------------   Operating Officer
Thomas E. Bentel

s/ James R. Kinney          Senior Vice President and       December 11, 1997
-------------------------   Chief Financial Officer
James R. Kinney

/s/ Judith K. Leaf          Corporate Secretary             December 11, 1997
-------------------------
Judith K. Leaf

/s/ Paul J. Bielat          Director                        December 11, 1997
-------------------------
Paul J. Bielat

/s/ Patrick J. Flynn        Director                        December 11, 1997
-------------------------
Patrick J. Flynn

/s/ Raymond J. Horvat       Director                        December 11, 1997
-------------------------
Raymond J. Horvat

/s/ Bonnie J. Stolarczyk    Director                        December 11, 1997
-------------------------
Bonnie J. Stolarczyk