Form 10-K/A
period 1997-09-30
FIDELITY BANCORP INC /DE/
filed 1998-01-05
CIK 912219

===============================================
================================



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


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
===============================================
================================

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

The Company is the holder of certain subordinated notes (the Notes) issued by Cole Taylor Financial Group, Inc. The Notes have a par value and cost basis of $3.0 million. The Notes were acquired by the Company in 1994, when Cole Taylor Financial Group, Inc. was the parent company for both a consumer finance company and a Chicago area bank. Earlier this year, Cole Taylor's bank subsidiary was "spun-off" to certain Cole Taylor shareholders in exchange for stock and certain assets. The Notes remained as obligations of the surviving company, which is now known as Reliance Acceptance Group, Inc. (RACC) and is the parent company for the consumer finance company.

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

Accordingly, the Company wrote the Notes down $3.0 million during the fourth quarter and fiscal year ended September 30, 1997. In accordance with generally accepted accounting principles (GAAP), the write-down was charged against fiscal year 1997 earnings because the notes were considered to be other than temporarily impaired.

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