Form 10-Q
period 1997-12-31
FIDELITY BANCORP INC /DE/
filed 1998-01-23
CIK 912219

===============================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1997


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,814,809 shares of common stock, par value $.01, outstanding as of January 16, 1998.




===============================================================================

                             FIDELITY BANCORP, INC.
                                   FORM 10-Q

                                    INDEX

Part I.   FINANCIAL INFORMATION                                      PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of December 31, 1997 (unaudited) and September 30, 1997    1

          Consolidated Statements of Earnings for the three
          months ended December 31, 1997 and 1996 (unaudited)           2

          Consolidated Statements of Changes in Stockholders'
          Equity for the three months ended December 31, 1997
          and 1996 (unaudited)                                          3

          Consolidated Statements of Cash Flows for the three
          months Ended December 31, 1997 and 1996 (unaudited)           4

          Notes to Unaudited Consolidated Financial Statements          5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          6-9


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            10

Item 2.   Changes in Securities                                        10

Item 3.   Defaults upon Senior Securities                              10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 5.   Other Information                                            10

Item 6.   Exhibits and Reports on Form 8-K                             10

          Signature Page                                               11

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

ASSETS                                                    December 31,   September 30,
                                                              1997           1997
                                                            (unaudited)
Cash and due from banks                                    $    1,985           436
Interest-bearing deposits                                       1,142         2,314
Federal funds sold                                                100           100
Investment in dollar-denominated mutual funds, at
  fair value                                                       -          3,154
FHLB of Chicago stock                                           5,700         5,700
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $16,051
  at December 31, 1997 and $17,124 at September 30, 1997)      15,814        16,875
Investment securities available for sale, at fair value        62,860        70,297
Loans receivable, net of allowance for loan losses of $503
  at December 31, 1997 and $460 at September 30, 1997         392,999       388,262
Accrued interest receivable                                     2,976         3,445
Real estate in foreclosure                                      1,068           215
Premises and equipment                                          3,703         3,593
Deposit base intangible                                            96           107
Other assets                                                    1,230         1,136
                                                              -------       -------
                                                            $ 489,673       495,634
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      329,920       323,443
Borrowed funds                                                 97,300       113,400
Advance payments by borrowers for taxes and insurance           4,646         2,197
Other liabilities                                               6,538         6,977
                                                              -------       -------
Total liabilities                                             438,404       446,017

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,813,709 and 2,794,978 shares
  outstanding at December 31, 1997 and September 30, 1997          38            38
Additional paid-in capital                                     37,590        37,494
Retained earnings, substantially restricted                    28,691        27,939
Treasury stock, at cost (968,641 and 987,372 shares at
  December 31, 1997 and September 30, 1997, respectively)     (13,592)      (13,855)
Common stock acquired by Employee Stock Ownership Plan         (1,092)       (1,662)
Common stock acquired by Bank Recognition and Retention Plans    (403)         (471)
Unrealized loss on investment securities available for sale,
  less applicable taxes                                            37           134
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     51,269        49,617
Commitments and contingencies
                                                           $  489,673       495,634
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)

Three months ended December 31, 1997 and 1996
                                                                 1997          1996
                                                             (unaudited)
Interest Income:
  Loans receivable                                           $  7,476         6,966
  Investment securities                                         1,259         1,505
  Mortgage-backed securities                                      289           376
  Interest earning deposits                                        28            10
  Federal funds sold                                               10             3
  Investment in mutual funds                                       17            42
                                                               ------        ------
                                                                9,079         8,902
Interest Expense:
  Deposits                                                      4,110         3,874
  Borrowed funds                                                1,458         1,472
                                                               ------        ------
                                                                5,568         5,346
                                                               ------        ------
Net interest income before provision for loan losses            3,511         3,556
  Provision for loan losses                                        46            39
                                                               ------        ------
Net interest income after provision for loan losses             3,465         3,517

Non-Interest Income:
  Fees and commissions                                             90           112
  Insurance and annuity commissions                               180           101
  Other                                                            14            12
                                                               ------        ------
                                                                  284           225
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits                              1,341         1,279
    Office occupancy and equipment                                291           296
    Data processing                                               127           114
    Advertising and promotions                                    112           165
    Federal deposit insurance premiums                             54           158
    Other                                                         284           364
                                                               ------        ------
  Total general and administrative expenses                     2,209         2,376
  Amortization of intangible                                       11            14
  Recovery of loss on impairment of investment
    securities available for sale                                 (22)            -
                                                               ------        ------
                                                                2,198         2,390

Income before income taxes                                      1,551         1,352
Income tax expense                                                574           518
                                                               ------        ------
Net income                                                   $    977           834
                                                               ======        ======

Basic earnings per share                                     $   0.36          0.31
Diluted earnings per share                                   $   0.34          0.30
                                                               ======        ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

Three months ended December 31, 1997 and 1996
                                                                                     Unrealized
                                                                                      Loss on
                                                                   Common   Common   Investment
                                   Additional                      Stock    Stock    Securities
                           Common   Paid-In   Retained Treasury  Acquired  Acquired   Available
                            Stock   Capital   Earnings   Stock   by ESOP  by BRRP's   For Sale    Total
                             ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1996          38    37,079     27,851  (12,619)  (2,078)    (708)     (735)       48,828
Net income                     -         -        834        -        -        -         -           834
Purchase of treasury stock
 (82,030 shares)               -         -          -   (1,389)       -        -         -        (1,389)
Cash dividends ($.06 per
 share)                        -         -       (168)       -        -        -         -          (168)
Amortization of award of
 BRRP's stock                  -         -          -        -        -       64         -            64
Cost of ESOP shares released   -         -          -        -      416        -         -           416
Exercise of stock options
 and reissuance of treasury
 shares (2,500 shares)         -       (10)         -       35        -        -         -            25
Tax benefit related to
 stock options exercised       -         3          -        -        -        -         -             3
Market adjustment for
 committed ESOP shares         -        37          -        -        -        -         -            37
Change in unrealized loss
 on investment securities
 available for sale            -         -          -        -        -        -        586          586
                             ---    ------    -------   -------   ------    -----   -------      -------
Balance at
 December 31, 1996          $ 38    37,109     28,517   (13,973) (1,662)    (644)      (149)    $ 49,236
                             ===    ======    =======   ======    ======   ======     ====       =======

Balance at
  September 30, 1997          38    37,494     27,939  (13,855)  (1,662)    (471)      134        49,617
Net income                     -         -        977        -        -        -         -           977
Cash dividends ($.08 per
 share)                        -         -       (225)       -        -        -         -          (225)
Amortization of award of
 BRRP's stock                  -         -          -        -        -       68         -            68
Cost of ESOP shares released   -         -          -        -      570        -         -           570
Exercise of stock options
 and reissuance of treasury
 shares (18,731 shares)        -       (76)         -      263        -        -         -           187
Tax benefit related to
 stock options exercised       -        29          -        -        -        -         -            29
Market adjustment for
 committed ESOP shares         -       143          -        -        -        -         -           143
Change in unrealized gain
 (loss) on investment
 securities available
 for sale                      -         -          -        -        -        -        (97)         (97)
                             ---    ------    -------   -------   ------    -----   -------      -------
Balance at
 December 31, 1997          $ 38    37,590     28,691   (13,592) (1,092)    (403)        37     $ 51,269
                             ===    ======    =======   =======   ======    =====    =======     =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Three months ended December 31,                           1997          1996
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    977           834
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                   89            89
    Provision for loan losses                                      46            39
    Net amortization and accretion of premiums and discounts        1             2
    Amortization of cost of stock benefit plans                    68            64
    Principal payment on ESOP loan                                570           416
    Market adjustment for committed ESOP shares                   143            37
    Deferred loan costs (fees), net of amortization                66          (169)
    Amortization of deposit base intangible                        11            14
    Sale of real estate owned                                     137            -
    Decrease in accrued interest receivable                       469           167
    Decrease (increase)in other assets                            (97)          169
    Decrease in current taxes and other liabilities              (353)       (1,515)
                                                             --------        ------
Net cash provided by operating activities                       2,127           147
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of investment securities          16,000            -
    Purchase of investment securities                          (9,990)           -
    Recovery of loss on impairment of investment
       securities available for sale                              (22)           -
    Loans originated for investment                           (28,826)      (22,939)
    Purchase of premises and equipment                           (199)           -
    Principal repayments collected on loans receivable         22,990        11,827
    Principal repayments collected on investment securities     1,297         1,543
    Principal repayments collected on mortgage-backed
      securities                                                1,058           679
                                                             --------        ------
Net cash used in investing activities                           2,308        (8,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                    6,477        24,507
    Decrease in FHLB advances                                 (16,100)      (17,700)
    Net increase in advance payments by borrowers
       for taxes and insurance                                  2,449         2,178
    Purchase of treasury stock                                     -         (1,389)
    Payment of common stock dividends                            (225)         (168)
    Proceeds from exercise of stock options                       187            25
                                                             --------        ------
Net cash provided by financing activities                      (7,212)        7,453
                                                             --------        ------
Net change in cash and cash equivalents                        (2,777)       (1,290)
Cash and cash equivalents at beginning of period                6,004         4,273
                                                             --------        ------
Cash and cash equivalents at end of period                   $  3,227         2,983
                                                             ========        ======
CASH PAID DURING THE PERIOD FOR:
    Interest                                                 $  5,580         5,036
    Income taxes                                                  320           200
NON-CASH INVESTING ACTIVITIES-
    Loans transferred to real estate in foreclosure          $    990             -
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

The results of operations and other data for the three months ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 1998.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the Bank). All intercompany accounts and transactions have been eliminated in consolidation.


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

Earnings per share of common stock for the quarter ended December 31, 1997 has been calculated according to the guidelines of Statement 128 and earnings per share of common stock for the quarter ended December 31, 1996 has been restated to conform with Statement 128.

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period which were, 2,683,282 and 2,640,513, for the quarters ended December 31, 1997 and 1996, respectively. Diluted earnings per share of common stock for the quarter ended December 31, 1997 has been determined by dividing net income by 2,884,253, the weighted average number of shares of common stock and common stock equivalents outstanding. Diluted earnings per share of common stock for the quarter ended December 31, 1996 has been determined by dividing net income by 2,807,947, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.


(3)   Commitments and Contingencies

At December 31, 1997, the Company had outstanding commitments to originate loans of $3.7 million, of which $1.4 million were fixed rate, with rates ranging from 7.00% to 8.125%, and $2.4 million were adjustable rate commitments.


(4)   Pending Accounting Changes

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

The Company reported earnings for the first quarter ended December 31, 1997 of $977,000 compared with $834,000 for the same quarter a year ago, an increase of 17.1%. Earnings per diluted share for the quarter were $0.34 per share, up $0.04 per share, or 13.3% from the first quarter of fiscal 1997.

On January 20, 1998, the Company also announced that its board of directors declared a quarterly dividend of $0.10 per share, payable on February 13, 1998 to shareholders of record as of January 30, 1998.



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



YEAR 2000 COMPLIANCE

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. During fiscal 1997 the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. The costs associated with the compliance efforts are not expected to have a significant impact on the Company's ongoing results of operations.


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

Federal regulations require the Bank to maintain minimum levels of liquid assets. During a portion of the first quarter, OTS regulations required the Bank to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers acceptances, and specified United States Government, state or federal agency obligations) equal
to at least 5% of the average daily balance of its   liquidity base , defined as
net withdrawable accounts plus short-term borrowings (i.e., those repayable in 12 months or less) during the preceding calendar month. During a portion of the first quarter, OTS regulations also required the Bank to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements.

Pursuant to amendments adopted by the OTS effective November 24, 1997, the minimum liquidity requirement has been reduced to 4% of the liquidity base, the short-term liquidity requirement has been eliminated, liquidity requirements will be determined quarterly, rather than monthly, and savings associations have the option of calculating their liquidity requirements either on the basis of (i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter.
The amended regulations also provide, however, that savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations. At December 31, 1997, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 5.55%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $2.0 million for the quarter ended December 31, 1997. During the quarter, investing activities provided the Bank $2.5 million. Maturing investment securities and principal repayments received from loans, investment securities and mortgage-backed securities more than covered the financing of loan originations and investment purchases. Net cash used in financing activities amounted to $7.2 million for the quarter ended December 31, 1997. Financing activities used to repay FHLB advances of $16.1 million were only partially offset by financing resources received from a net increase in deposits and advance payments for borrowers for taxes and insurance.

At December 31, 1997, the Bank had outstanding loan commitments of $3.7 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1997 totalled $164.2 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank's Tangible and Core (leverage) Capital of $44.0 million at December 31, 1997 was 9.0% of Adjusted Tangible Assets. This exceeded the Tangible Capital and Core Capital requirements of 1.5% and 3% by $36.6 and $29.3 million respectively. The Bank's Risk-based Capital of $44.5 million was 19.1% of Total Risk-Weighted Assets at December 31, 1997 which exceeded the Risk-based Capital requirement of 8% by $25.9 million.


CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 1997 decreased $6.0 million to $489.7 million from $495.6 at September 30, 1997. Net loans receivable totalled $393.0, an increase of $4.7 million, or an annualized growth of 4.8%, over the balance at September 30, 1997. Loan originations in the first quarter amounted to $28.8 million.

Total deposits increased $6.5 million to $329.9 million at December 31, 1997 compared to $323.4 million at September 30, 1997. Growth in deposits came primarily from transaction accounts, while some higher-cost certificates of deposit were allowed to roll off. Through maturing investments and loan repayments, the Bank was able to fund current loan origination obligations in addition to repaying FHLB advances $16.1 million. FHLB advances decreased

14.2% from $113.4 million at September 30, 1997 to $97.3 million at December 31, 1997.

Book value per share on December 31, 1997 increased to $18.22, a $0.47 increase over $17.75 at September 30, 1997.


ASSET QUALITY

As of December 31, 1997, the Company had non-performing assets of $1.7 million. The Bank's non-performing assets at December 31, 1997 included its investment in commercial leases of $276,000, one real estate owned property (a single-family residence), four properties in real estate in judgement as well as non-performing loans. Classified loans and real estate in judgement of $1.4 million were categorized as substandard, consisting of four residential mortgage loans, two multi-family properties, and one commercial loan. In addition to the mortgage and consumer portfolio, the Company classified its investment in commercial leases as substandard. There were no assets classified as doubtful.

Management has considered the composition of its non-performing assets in its loan allowance valuation and does not anticipate any material losses on the future sale of these properties. The decrease of $320,000 in non-performing assets from September 30, 1997 to December 31, 1997 resulted from management's ongoing monitoring and follow-up procedures of delinquent customers. Management does not expect any material losses from the non-performing loans.

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

                                                       Three months ended December 31,
                                 At December 31, 1997      1997                  1996
                                                                Average                 Average
                                         Yield/  Average   Int-  Yield/  Average   Int-  Yield/
                               Balance    Cost     Balance  erest   Cost    Balance  erest   Cost
                                                    (dollars in thousands)
Interest-earning assets:
 Loans, net                   $ 392,999   7.78%   388,765  7,476  7.69%   359,777  6,966  7.74%
 Mortgage-backed securities      15,814   7.20%    16,402    289  7.05%    21,359    376  7.04%
 Interest-bearing deposits        1,142   5.76%     1,860     28  6.02%       778     10  5.14%
 Investment securities,
  mutual funds, and
  federal funds sold             68,660   6.93%    73,989  1,286  6.95%    86,860  1,550  7.14%
                               --------  -----    -------  -----  ----    -------  -----  -----
Total interest-earning assets   478,615   7.63%   481,016  9,079  7.55%   468,774  8,902  7.60%

Non-interest earning assets      11,058            12,133                  11,936
                               --------           -------                 -------
Total assets                  $ 489,673           493,149                 480,710
                               ========           =======                 =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts        118,297   3.68%   115,716  1,083  3.74%    83,310    609  2.92%
 Money market accounts           17,983   4.22%    17,483    189  4.32%    18,769    196  4.18%
 Certificate accounts           187,737   5.93%   190,901  2,838  5.95%   211,693  3,069  5.80%
                               --------  -----    -------  -----  ----    -------  -----  -----
Total deposits                  324,017   5.01%   324,100  4,110  5.07%   313,772  3,874  4.94%

Borrowed funds                   97,300   5.62%   101,904  1,458  5.72%   103,645  1,472  5.68%
                               --------  -----    -------  -----  ----    -------  -----  -----
Total interest-bearing
 liabilities                    421,317   5.15%   426,004  5,568  5.23%   417,417  5,346  5.12%

Non-interest bearing deposits     5,903             5,171                   4,530
Other liabilities                11,184            10,869                   9,462
                               --------           -------                 -------
Total liabilities               438,404           442,044                 431,409
Stockholders' equity             51,269            51,105                  49,301
                               --------           -------                 -------
Total liabilities and
 stockholders' equity         $ 489,673           493,149                 480,710

Net interest income/interest
 rate spread (1)                          2.48%            3,511  2.32%            3,556  2.48%

Net earning assets/net
 interest margin (2)          $  57,298            55,012         2.92%    51,357         3.03%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                      1.14x             1.13x                   1.12x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

GENERAL. Net income for the three months ended December 31, 1997 was $977,000, compared with $834,000 in the first quarter of last year. The increase of 17.1% is a result of higher average loans outstanding resulting in higher interest income and offset by an increase in interest expense, as well an increase in fee income and a decrease in general and administrative expenses.

INTEREST INCOME. Total interest income remained fairly stable at $9.1 million for the fiscal 1998 first quarter compared to $8.9 million in fiscal 1997. Interest on loans receivable increased 7.3% to $7.5 million from $7.0 million the prior year. The average balance of loans receivable increased 8.1% to $388.8 million compared to the average $359.8 million for the first quarter one year ago. The yield on loans, including non-performing commercial leases, decreased 5 basis points.

INTEREST EXPENSE. Interest expense also remained relatively flat from quarter to quarter. For the quarter ended December 3, 1997, interest expense amounted to $5.6 million, compared to $5.3 million the previous year. As the result of higher average deposits outstanding, $324.1 million in 1998 compared to $313.8 million in 1997, combined with higher average costs, 5.07% for the quarter ended December 31, 1997 versus 4.94% in fiscal 1997, interest expense for the quarter ended December 31, 1997 was $4.1 million, compared with $3.9 million the previous year. During the first quarter of fiscal 1998, the Bank reduced its FHLB of Chicago advances by a net $16.1 million, while the average advances outstanding decreased $1.7 million to $101.9 million. The average cost to the Bank of the outstanding advances increased 4 basis points. The Bank was able to maintain a steady average borrowing rate due to the utilization of FHLB Community Investment Program advances and other term advances.

PROVISION FOR LOAN LOSSES. The Company recorded a $46,000 provision for loan losses in the first quarter of 1998, as compared to a $39,000 provision in its comparable period of fiscal 1997. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions.

NON-INTEREST INCOME. Fee income from sales of annuities and insurance grew in the first quarter, rising to $180,000 as of December 31, 1997, compared with $101,000 in 1996, a 78.2% increase. Income generated from sales of these products helped increase non-interest income 26.2% to $284,000 at December 31, 1997, compared with $225,000 in 1996.

NON-INTEREST EXPENSE. Non-interest expense for the first quarter 1998 decreased $192,000 to $2.2 million from $2.4 million the decline can be attributed to decreases in advertising expenses, federal deposit insurance premiums and other expenses. As a result, the company's ratio of operating expenses to average assets reflected continued improvement in the first quarter, falling to 1.78 percent, from 1.99 percent the previous year.

INCOME TAXES. Income taxes increased $56,000 for the three months ended December 31, 1997 to $574,000 versus $518,000 for the prior year due to a 14.7% increase in pre-tax income.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.


Item 2.  CHANGES IN SECURITIES
         Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


Item 5.  OTHER INFORMATION
         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              Exhibit 27.0  Financial Data Schedule

         (b)  Reports on Form 8-K
              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Fidelity Bancorp, Inc.


Dated:  January 23, 1998                 /s/  RAYMOND S. STOLARCZYK
        ----------------                 --------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer





Dated:  January 23, 1998                /s/  JAMES R. KINNEY
        ----------------                 --------------------------
                                        James R. Kinney
                                        Sr. V. P. and Chief Financial Officer