Form 10-Q
period 1998-03-31
FIDELITY BANCORP INC /DE/
filed 1998-04-21
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


                        Commission file number 1-12753


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,840,468 shares of common stock, par value $.01, outstanding as of April 17, 1998.

===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of March 31, 1998 (unaudited) and September 30, 1997        1

          Consolidated Statements of Earnings for the three and six
          months ended March 31, 1998 and 1997 (unaudited)               2

          Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended March 31, 1998 and 1997 (unaudited)   3

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 1998 and 1997 (unaudited)                      4

          Notes to Unaudited Consolidated Financial Statements           5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             12

Item 2.   Changes in Securities                                         12

Item 3.   Defaults upon Senior Securities                               12

Item 4.   Submission of Matters to a Vote of Security Holders           12

Item 5.   Other Information                                             12

Item 6.   Exhibits and Reports on Form 8-K                              12-14

          SIGNATURE PAGE                                                15

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

ASSETS                                                      March 31,   September 30,
                                                               1998           1997
                                                            (unaudited)
Cash and due from banks                                    $    1,791           436
Interest-bearing deposits                                       1,038         2,314
Federal funds sold                                                100           100
Investment in dollar-denominated mutual funds, at
  fair value                                                       -          3,154
FHLB of Chicago stock                                           5,700         5,700
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $15,104
  at March 31, 1998 and $17,124 at September 30, 1997)         14,902        16,875
Investment securities available for sale, at fair value        62,006        70,297
Loans receivable, net of allowance for loan losses of $468
  at March 31, 1998 and $460 at September 30, 1997            389,844       388,262
Accrued interest receivable                                     3,130         3,445
Real estate in foreclosure                                        671           215
Premises and equipment                                          3,931         3,593
Deposit base intangible                                            85           107
Other assets                                                    1,142         1,136
                                                              -------       -------
                                                            $ 484,340       495,634
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      330,445       323,443
Borrowed funds                                                 92,700       113,400
Advance payments by borrowers for taxes and insurance           2,808         2,197
Other liabilities                                               6,143         6,977
                                                              -------       -------
Total liabilities                                             432,096       446,017

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,821,530 and 2,794,978 shares
  outstanding at March 31, 1998 and September 30, 1997             38            38
Additional paid-in capital                                     37,725        37,494
Retained earnings, substantially restricted                    29,370        27,939
Treasury stock, at cost (960,820 and 987,372 shares at
  March 31, 1998 and September 30, 1997, respectively)        (13,483)      (13,855)
Common stock acquired by Employee Stock Ownership Plan         (1,092)       (1,662)
Common stock acquired by Bank Recognition and Retention Plans    (340)         (471)
Unrealized gain on investment securities available for sale,
  less applicable taxes                                            26           134
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     52,244        49,617
Commitments and contingencies
                                                           $  484,340       495,634
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

                                              Three Months ended      Six Months ended
                                                   March 31,              March 31,
                                              1998        1997         1998      1997
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 7,425      7,064      14,901    14,030
  Investment securities                       1,206      1,470       2,487     2,975
  Mortgage-backed securities                    272        359         561       735
  Interest earning deposits                      18          9          46        19
  Federal funds sold                              2          2          12         5
  Investment in mutual funds                     -          40          17        82
                                             ------     ------      ------    ------
                                              8,923      8,944      18,024    17,846
Interest Expense:
  Deposits                                    3,977      3,924       8,087     7,798
  Borrowed funds                              1,327      1,305       2,785     2,777
                                             ------     ------      ------    ------
                                              5,304      5,229      10,872    10,575

Net interest income before provision
  for loan losses                             3,619      3,715       7,152     7,271
Provision for loan losses                        15         -           61        39
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,604      3,715       7,091     7,232

Non-Interest Income:
  Fees and commissions                           79         90         169       202
  Insurance and annuity commissions             156        189         336       290
  Other                                          15         16          29        28
                                             ------     ------      ------    ------
                                                250        295         534       520
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,466      1,394       2,807     2,673
    Office occupancy and equipment              307        302         598       598
    Data processing                             125        127         252       241
    Advertising and promotions                   40        173         152       338
    Federal deposit insurance premiums           55         50         109       208
    Other                                       350        335         634       699
                                             ------     ------      ------     -----
  Total general and administrative expenses   2,343      2,381       4,552     4,757
    Amortization of intangible                   11         14          22        28
                                             ------     ------      ------    ------
                                              2,354      2,395       4,574     4,785
                                             ------     ------      ------    ------
Income before income taxes                    1,500      1,615       3,051     2,967
Income tax expense                              540        618       1,114     1,136
                                             ------     ------      ------    ------
Net income                                  $   960        997       1,937     1,831
                                             ======     ======      ======    ======
Earnings per share - basic                  $  0.36       0.38        0.72      0.70
Earnings per share - diluted                $  0.34       0.36        0.68      0.66
                                             ======     ======      ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

Six months ended March 31, 1998 and 1997

                                                                                  Unrealized
                                                                                  Gain (Loss)
                                                               Common   Common   on Investment
                                Additional                      Stock    Stock    Securities
                         Common   Paid-In   Retained Treasury  Acquired Acquired   Available
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's  For Sale     Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1996        38    37,079     27,851  (12,619)  (2,078)    (708)      (735)      48,828
Net income                   -         -      1,831        -        -        -          -        1,831
Purchase of treasury stock
 (82,030 shares)             -         -          -   (1,389)       -        -          -       (1,389)
Cash dividends ($.14 per
  share)                     -         -       (391)       -        -        -          -         (391)
Amortization of award of
  BRRP's stock               -         -          -        -        -      128          -          128
Cost of ESOP shares released -         -          -        -      416        -          -          416
Exercise of stock options
  and reissuance of treasury
  shares (2,200 shares)      -       (32)         -      111        -        -          -           79
Tax benefit related to
  stock options exercised    -        13          -        -        -        -          -           13
Market adjustment for
  committed ESOP shares      -       138          -        -        -        -          -          138
Change in unrealized loss
  on investment securities
  available for sale         -         -          -        -        -        -       (132)        (132)
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at March 31, 1997  $38    37,198     29,291  (13,897)  (1,662)    (580)      (867)     $49,521
                           ===    ======    =======   ======   ======    =====       ====      =======

Balance at
  September 30, 1997        38    37,494     27,939  (13,855)  (1,662)    (471)       134       49,617
Net income                   -         -      1,937        -        -        -          -        1,937
Cash dividends ($.18 per
  share)                     -         -       (506)       -        -        -          -         (506)
Amortization of award of
  BRRP's stock               -         -          -        -        -      131          -          131
Cost of ESOP shares released -         -          -        -      570        -          -          570
Exercise of stock options
  and reissuance of treasury
  shares (26,552 shares)     -      (106)         -      372        -        -          -          266
Tax benefit related to
  stock options exercised    -        39          -        -        -        -          -           39
Market adjustment for
  committed ESOP shares      -       298          -        -        -        -          -          298
Change in unrealized gain
  on investment securities
  available for sale         -         -          -        -        -        -       (108)        (108)
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at March 31, 1998  $38    37,725     29,370  (13,483)  (1,092)    (340)        26      $52,244
                           ===    ======    =======   ======   ======    =====       ====      =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Six months ended March 31,                                      1998          1997
                                                               ------        ------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  1,937         1,831
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    177           173
  Deferred income taxes                                            -             13
  Provision for loan losses                                        61            39
  Net amortization and accretion of premiums and discounts         (3)           12
  Amortization of cost of stock benefit plans                     131           128
  Principal payment on ESOP loan                                  570           416
  Market adjustment for committed ESOP shares                     298           138
  Deferred loan fees, net of amortization                         (35)         (290)
  Amortization of deposit base intangible                          22            28
  Decrease in accrued interest receivable                         315            26
  Decrease (increase)in other assets                              (10)          198
  Decrease in other liabilities                                  (770)       (1,167)
                                                               ------        ------
Net cash provided by operating activities                       2,693         1,545

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities            26,023            -
  Purchase of investment securities available for sale        (19,980)           -
  Loans originated for investment                             (57,643)      (43,682)
  Proceeds from sale of real estate owned                          -            101
  Purchase of premises and equipment                             (515)           (7)
  Principal repayments collected on loans receivable           55,576        26,657
  Principal repayments collected on investment securities       2,092         2,667
  Principal repayments collected on mortgage-backed securities  1,967         1,773
                                                               ------        ------
Net cash provided by(used in) investing activities              7,520       (12,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                      7,002        27,449
  Repayments of FHLB advances                                 (20,700)      (18,200)
  Net increase in advance payments
     by borrowers for taxes and insurance                         611         1,455
  Purchase of treasury stock                                       -         (1,389)
  Payment of common stock dividends                              (506)         (391)
  Proceeds from exercise of stock options                         305            79
                                                               ------        ------
Net cash provided by (used in) financing activities           (13,288)        9,003
                                                               ------        ------
Net change in cash and cash equivalents                        (3,075)       (1,943)
Cash and cash equivalents at beginning of period                6,004         7,419
                                                               ------        ------
Cash and cash equivalents at end of period                   $  2,929         5,476
                                                               ======        ======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 10,892        10,535
   Income taxes                                                 1,290           200
NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure              1,032            -
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

The results of operations and other data for the six months ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 1998.

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

Earnings per share of common stock for the three and six months ended March 31, 1998 has been calculated according to the guidelines of Statement 128 and earnings per share of common stock for the three and six months ended March 31, 1997 has been restated to conform with Statement 128.

Diluted earnings per share for the three months ended March 31, 1998 and 1997 are computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the period which were 2,863,747 and 2,766,324, respectively. Diluted earnings per share of common stock for the six months ended March 31, 1998 and 1997 has been determined by dividing net income by 2,852,615 and 2,772,393, the weighted average number of shares of common stock and potential common stock outstanding. Stock options are the only potential common stock and are therefore considered in the diluted earnings per share calculations. Potential common stock are computed using the treasury stock method.


(3)  COMMITMENTS AND CONTINGENCIES

At March 31, 1998, the Bank had outstanding commitments to originate loans of

$7.7 million, of which $5.6 million were fixed rate, with rates ranging from 6.625% to 8.125%, and $2.14 million were adjustable rate commitments.


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

The Company reported earnings for the second quarter ended March 31, 1998 of $960,000, compared with $997,000 for the same quarter a year ago, a decrease of 3.7%. Earnings per diluted share for the quarter and six months ended were $0.34 and $0.68 per share, respectively.

The Company also announced that its board of directors declared a quarterly dividend of $0.10 per share, payable May 15, 1998 to shareholders of record as of April 30, 1998.


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


YEAR 2000 COMPLIANCE

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor such as teller and platform systems, and purchased software such as spreadsheet and word processing programs which run on in-house computer networks. The Company does not have any internally developed computer programs and does not have any programming staff. During fiscal 1997 the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000.

The results of that review show good remediation efforts on the part of our software suppliers, with continuing communication concerning their progress at least quarterly. Remediation efforts are expected to be largely complete by December 1998, with time thereafter for testing. The costs associated with these efforts are not expected to have a significant impact on the Company's ongoing results of operations.


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

Pursuant to amendments adopted by the OTS effective November 24, 1997, the minimum liquidity requirement has been reduced to 4% of the liquidity base, the short-term liquidity requirement has been eliminated, liquidity requirements will be determined quarterly, rather than monthly, and savings associations have the option of calculating their liquidity requirements either on the basis of (i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter.
The amended regulations also provide, however, that savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations. At March 31, 1998, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 13.76%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $2.6 million for the six months ended March 31, 1998. Investing activities for the six month period provided the Bank $7.5 million. Maturing investment securities and principal repayments received from loans, investment securities and mortgage-backed securities more than covered the financing of loan originations and investment purchases. Net cash used in financing activities amounted to $13.3 million for the six months ended March 31, 1998. Financing activities used to repay FHLB advances of $20.7 million were only partially offset by financing resources received from a net increase in deposits and advance payments for borrowers for taxes and insurance.

At March 31, 1998, the Bank had outstanding loan commitments of $7.7 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1998 totalled $159.5 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

The most recent notification, May 1997, from the federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible equity to tangible assets of 2%, Tier 1 capital (leverage capital) to adjusted total assets of 5%, Tier 1 risk-based capital to risk-weighted assets of 6%, and of Total risk-based capital to risk-weighted assets of 10%. There are no conditions or events since that notification that have changed the Company's or the Bank's category.

The Bank's Tangible Equity ratio at March 31, 1998 was 9.22%. The Tier 1 Capital ratio was 9.22%, the Tier 1 Risk-based ratio was 19.41%, and the Total Risk-Based Capital ratio was 19.61%.


CHANGES IN FINANCIAL CONDITION

Total assets at March 31, 1998 were $484.3 million, compared to $495.6 million at September 30, 1997. Loans receivable, net of allowance for loan losses, grew $1.6 million, after $55.6 million in repayments received during the six month period. The Company continues to offer various loan products, and prices them competitively. Current year multi-family originations accounted for $12.3 million, or 21.3% of mortgage originations. The Company's total loan originations were $57.6 million for the six months ended March 31, 1998, an increase of 32.0% or $14.0 million above the 1997 six month originations of $43.7 million.

Deposits grew at an annualized growth rate of 2.3%, ending the first six months at $330.5 million, compared to $323.4 at September 30, 1997. Growth in deposits came primarily from transaction accounts, which increased $11.9 million during the six month period ended March 31, 1998. Through maturing investments and loan repayments, the Bank was able to fund current loan origination obligations in addition to repaying $20.7 million of FHLB advances. FHLB advances decreased 18.3% from $113.4 million at September 30, 1997 to $92.7 million at March 31, 1998.

Book value per share on March 31, 1998 was $18.52, compared with $17.75 at September 30, 1997.


ASSET QUALITY

As of March 31, 1998, the Company had non-performing assets of $1.4 million. The Bank's non-performing assets at March 31, 1998 included its investment in commercial leases of $177,000, three real estate owned single-family residences, as well as non-performing loans. Classified loans of $713,000 were categorized as substandard, consisting of three residential mortgage loans, two multi-family properties, and two consumer loans. In addition to the mortgage and consumer portfolio, the Company classified its investment in commercial leases as substandard. There were no assets classified as doubtful.

The decrease of $630,000 in non-performing assets from September 30, 1997 to March 31, 1998 resulted from management's ongoing monitoring and follow-up procedures of delinquent customers. A review of the foreclosed real estate has established specific allowances were necessary, management does not expect any material losses from the non-performing loans.

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


                                     Three Months Ended March 31,                Six Months Ended
                                    1998                       1997                March 31,1998
                          ------------------------   -----------------------  ----------------------
                                    Inter- Average           Inter- Average           Inter- Average
                          Average    est    Yield    Average   est   Yield   Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   -----------------------  ----------------------
Interest-earning assets:
 Loans receivable, net      $389,816  7,425   7.62%    366,018  7,064  7.72%    389,285  14,901  7.66%
 Mortgage-backed securities   15,416    272   7.06%     20,458    359  7.02%     15,915     561  7.05%
 Interest-earning deposits     1,363     18   5.28%        908      9  3.96%      1,616      46  5.69%
 Investment securities,
   mutual funds, and
   federal funds sold         68,109  1,208   7.09%     86,100  1,510  7.02%     71,081   2,516  7.08%
                             -------  -----   -----     ------    ---  -----    -------   -----  -----
Total interest-earning
 assets                      474,704  8,923   7.52%    473,484  8,942  7.55%    477,897  18,024  7.54%
Non-interest earning
 assets                       12,872                    10,896                   12,499
                             -------                    ------                  -------
Total assets                $487,576                   484,380                  490,396
                             =======                   =======                  =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts     121,621  1,123    3.69%    106,342    565  2.13%    118,636   2,206  3.72%
 Money market account         17,885    188    4.20%     18,643    195  4.18%     17,681     377  4.26%
 Certificate accounts        184,781  2,666    5.77%    199,925  3,164  6.33%    187,875   5,504  5.86%
                             -------  -----   -----     -------  -----  -----    -------   -----  -----
Total deposits               324,287  3,977    4.91%    324,910  3,924  4.83%    324,192   8,087  4.99%

Borrowed funds                93,633  1,327    5.67%     93,998  1,305  5.55%     97,814   2,785  5.69%
                             -------  -----   -----     -------   ----  -----    -------   -----  -----
Total interest-bearing
 liabilities                 417,920  5,304    5.08%    418,908  5,229  4.99%    422,006  10,872  5.15%
Non-interest bearing
 deposits                      5,696                      4,723                    5,434
Other liabilities             11,254                     10,363                   11,059
                             -------                     ------                  -------
Total liabilities            434,870                    433,994                  438,499

Stockholders' equity          52,706                     50,386                   51,897

Total liabilities and
 stockholders' equity       $487,576                    484,380                  490,396
                             =======                    =======                  =======
Net interest
 income/interest rate
 spread (1)                           3,619    2.44%             3,713  2.56%             7,152  2.39%

Net earning assets/net
 interest margin (2)        $ 56,784           3.05%     54,576         3.14%     55,891         2.99%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                    1.14x                      1.13x                   1.13x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and six month periods are annual-ized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

GENERAL. Net income for the three months ended March 31, 1998 was $960,000, a decrease of $37,000 from the net income of $997,000 for the three months ended March 31, 1997. The 3.7% decrease in earnings for the quarter was primarily due to slightly lower net interest income combined with lower non-interest income.

INTEREST INCOME.   Income from loans receivable, the chief contributor to
interest income, was $7.4 million for the quarter ended March 31, 1998, up 5.1% from the prior year. The average balance of loans increased 6.5% to $389.8 million compared to the average for the second quarter one year ago of $366.0 million. The yield on loans decreased 10 basis points. The increase in loan interest income was a result of higher loan volumes. Interest income from the investment portfolio decreased $382,000, which was the result of maturing investments as well as the change in the composition of the portfolio. Gross interest income totalled $8.9 million for each of the three month periods ended March 31, 1998 and 1997.

INTEREST EXPENSE. Interest expense from deposits for the quarter increased $53,000, from $3.9 million the previous year to $4.0 million. The slight increase is a direct result of the 8 basis point increase in the weighted average deposit cost. The Company reduced its FHLB of Chicago advances during the quarter, however the average outstanding advances remained stable at approximately $93.6 million. The weighted average cost increased 12 basis points, causing the interest expense on borrowed funds to increase only 1.7% to $1.3 million.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses in the 1998 second quarter of $15,000. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of March 31, 1998, the cumulative allowance for loan losses was $468,000, or 65.6% of non-performing loans. The ratio of the allowance for loan losses to net loans receivable stands at 0.12%.

NON-INTEREST INCOME. Non-interest income decreased 15.3% to $250,000 for the second quarter. Insurance and annuity commissions produced $156,000, a 17.5% decrease compared to the same period in 1997.

NON-INTEREST EXPENSE. Non-interest expense for the six months ended March 31, 1998 and 1997 totalled $2.4 million. The decrease in advertising expenditures of $133,000 was offset partially by the increase in compensation and benefits, which is increased due to stock-related benefits adjusted for the current market price.

INCOME TAXES. Income taxes increased $78,000 for the three months ended March 31, 1998 to $540,000 compared to $618,000 for the prior year due to decreased taxable income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

GENERAL. Net income for the six months ended March 31, 1998 was $1.9 million, an increase of $106,000 from the net income of $1.8 million for the six months ended March 31, 1997. This 5.8% increase can be attributed to an increase in fee income and a decrease in general and administrative expenses.

INTEREST INCOME. Interest income remained steady at approximately $18.0 million for the six months ended March 31, 1998 and 1997. Interest income from loans receivable increased $871,000 to $14.9 million, from $14.0 million one year ago. The average loans outstanding increased $26.4 million to $389.3 million for the current period. The weighted average loan yields for the six months ended March 31, 1998 decreased 7 basis points. Weighted average investment portfolio yields remained at 7.0%, while the average balance in the portfolio decreased $19.6 million.

INTEREST EXPENSE. Interest expense on deposits totalled $8.1 million, a $289,000 increase from the March 31, 1997 expense of $7.8 million. Average interest-bearing deposits increased $4.9 million to $324.2 million for the six month period in 1998 compared to 1997. The weighted average cost of deposits remained stable at 4.9%. Interest expense on borrowed funds remained at $2.8 million.

PROVISION FOR LOAN LOSSES. The Company recorded a $61,000 provision for loan losses in the first six months of fiscal 1998, compared to a $39,000 provision in 1997. The adequacy of the loan loss provision is analyzed on a monthly basis. Management considers the changes in the type and volume of the loan portfolio, the specific delinquent loans, the historical loss experience, and the current economic trends, as well as loan growth and other factors deemed appropriate when evaluating the allowance for loan losses.

NON-INTEREST INCOME. Non-interest income increased $14,000 to $534,000 for the six months ended March 31, 1998 from $520,000 for the same period in 1997. Included in non-interest income are commissions from INVEST financial corporation. The Company noted a general slow-down of commission generating activity in the second quarter, however high volume experienced in the first quarter contributed to the net increase of $46,000 for the six month period.

NON-INTEREST EXPENSE. Non-interest expense for 1998 totalled $4.6 million, a decrease of $211,000 or 4.4%, from $4.8 million for the six months ended March 31, 1997. The decline can be attributed to decreases in advertising expenses, federal deposit insurance premiums and other expenses. As a result, the Company's ratio of operating expenses to average assets reflected continued improvement in the first half of fiscal 1998, falling to 1.87 percent, from
1.98 percent the previous year.

INCOME TAXES. Income taxes decreased $22,000 for the six months ended March 31, 1998 to $1.1 million.

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

ITEM 2.    CHANGES IN SECURITIES
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Company held its Annual Meeting of Stockholders on January 28, 1998.

           (b)  The directors elected at the Annual Meeting are as follows:

                                             For                Withheld

                Bonnie Stolarczyk          2,321,346              59,437
                Paul Bielat                2,321,646              59,137

                The directors whose term of office continued after the Annual Meeting are as follows:

                Thomas E. Bentel
                Patrick J. Flynn
                Raymond J. Horvat
                Raymond S. Stolarczyk

           (c) A brief description of each other matter voted on and the number votes cast:

               (i) Ratification of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending September 30, 1998.

                      For                 Against        Abstain
                    2,361,738               9,875          9,170

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


                                 Fidelity Bancorp, Inc.



Dated:      April 21, 1998                /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer




Dated:      April 21, 1998               /s/  JAMES R. KINNEY
                                         -----------------------------
                                         James R. Kinney
                                         Sr. V. P. and Chief Financial Officer