Form 10-Q
period 1998-06-30
FIDELITY BANCORP INC /DE/
filed 1998-07-28
CIK 912219

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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


     The number of shares outstanding of each of the issuer's classes of common stock, was 2,833,468 shares of common stock, par value $.01, outstanding as of July 23, 1998.


===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of June 30, 1998 (unaudited) and September 30, 1997         1

          Consolidated Statements of Earnings for the nine and three
          months ended June 30, 1998 and 1997 (unaudited)                2

          Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended June 30, 1998 and 1997 (unaudited)   3

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 1998 and 1997 (unaudited)                       4

          Notes to Unaudited Consolidated Financial Statements           5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             12
Item 2.   Changes in Securities                                         12
Item 3.   Defaults upon Senior Securities                               12
Item 4.   Submission of Matters to a Vote of Security Holders           12
Item 5.   Other Information                                             12
Item 6.   Exhibits and Reports on Form 8-K                              12-13
          SIGNATURE PAGE                                                14

FIDELITY BANCORP, INC.
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

ASSETS                                                        June 30,   September 30,
                                                                1998         1997
                                                            (unaudited)
Cash and due from banks                                    $    1,929           436
Interest-bearing deposits                                       1,306         2,314
Federal funds sold                                                100           100
Investment in dollar-denominated mutual funds, at
  fair value                                                       -          3,154
FHLB of Chicago stock                                           5,513         5,700
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $13,246
  at June 30, 1998 and $17,124 at September 30, 1997)          13,067        16,875
Investment securities available for sale, at fair value        61,559        70,297
Loans receivable, net of allowance for loan losses of $554
  at June 30, 1998 and $460 at September 30, 1997             409,486       388,262
Accrued interest receivable                                     2,827         3,445
Real estate in foreclosure                                        424           215
Premises and equipment                                          4,378         3,593
Deposit base intangible                                            75           107
Other assets                                                    1,044         1,136
                                                              -------       -------
                                                            $ 501,708       495,634
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      327,921       323,443
Borrowed funds                                                109,800       113,400
Advance payments by borrowers for taxes and insurance           4,913         2,197
Other liabilities                                               5,900         6,977
                                                              -------       -------
Total liabilities                                             448,534       446,017

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,833,468 and 2,794,978 shares
  outstanding at June 30, 1998 and September 30, 1997              38            38
Additional paid-in capital                                     37,822        37,494
Retained earnings, substantially restricted                    30,020        27,939
Treasury stock, at cost (948,882 and 987,372 shares at
  June 30, 1998 and September 30, 1997, respectively)         (13,399)      (13,855)
Common stock acquired by Employee Stock Ownership Plan         (1,092)       (1,662)
Common stock acquired by Bank Recognition and Retention Plans    (277)         (471)
Unrealized gain on investment securities available for sale,
  less applicable taxes                                            62           134
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     53,174        49,617
Commitments and contingencies
                                                           $  501,708       495,634
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

                                              Three Months ended     Nine Months ended
                                                  June 30,                June 30,
                                              1998        1997         1998      1997
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 7,566      7,130      22,467    21,160
  Investment securities                       1,137      1,450       3,624     4,425
  Mortgage-backed securities                    245        340         806     1,075
  Interest earning deposits                      21         16          67        35
  Federal funds sold                              9          6          21        11
  Investment in mutual funds                     -          42          17       124
                                             ------     ------      ------    ------
                                              8,978      8,984      27,002    26,830
Interest Expense:
  Deposits                                    3,955      4,022      12,042    11,820
  Borrowed funds                              1,376      1,364       4,161     4,141
                                             ------     ------      ------    ------
                                              5,331      5,386      16,203    15,961

Net interest income before provision
  for loan losses                             3,647      3,598      10,799    10,869
  Provision for loan losses                      90         15         151        54
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,557      3,583      10,648    10,815

Non-Interest Income:
  Fees and commissions                           75         85         244       287
  Insurance and annuity commissions             181        192         517       482
  Other                                          15         17          44        45
                                             ------     ------      ------    ------
                                                271        294         805       814
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,477      1,343       4,284     4,016
    Office occupancy and equipment              331        305         929       903
    Data processing                             138        116         390       357
    Advertising and promotions                   47        130         199       468
    Federal deposit insurance premiums           55         59         164       267
    Other                                       298        334         932     1,034
                                             ------     ------      ------     -----
  Total general and administrative expenses   2,346      2,287       6,898     7,045
    Amortization of intangible                   10         12          32        39
                                             ------     ------      ------    ------
                                              2,356      2,299       6,930     7,084
                                             ------     ------      ------    ------
Income before income taxes                    1,472      1,578       4,523     4,545
Income tax expense                              538        546       1,652     1,682
                                             ------     ------      ------    ------
Net income                                  $   934      1,032       2,871     2,863
                                             ======     ======      ======    ======
Earnings per share - basic                  $  0.34       0.39        1.06      1.09
Earnings per share - diluted                $  0.32       0.37        1.00      1.03
                                             ======     ======      ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

Nine months ended June 30, 1998 and 1997

                                                                               Unrealized Gain
                                                                                  (Loss) on
                                                               Common   Common    Investment
                                Additional                      Stock    Stock    Securities
                         Common   Paid-In   Retained Treasury  Acquired Acquired   Available
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's  For Sale     Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1996       $38    37,079     27,851  (12,619)  (2,078)    (708)      (735)     $48,828
Net income                   -         -      2,863        -        -        -          -        2,863
Purchase of treasury stock
   (82,030 shares)           -         -          -   (1,389)       -        -          -       (1,389)
Cash dividends ($.22 per
  share)                     -         -       (614)       -        -        -          -         (614)
Amortization of award of
  BRRP's stock               -         -          -        -        -      192          -          192
Cost of ESOP shares released -         -          -        -      416        -          -          416
Exercise of stock options
  and reissuance of treasury
  shares (7,900 shares)      -       (32)         -      111        -        -          -           79
Tax benefit related to
  stock options exercised    -        13          -        -        -        -          -           13
Market adjustment for
  committed ESOP shares      -       233          -        -        -        -          -          233
Change in unrealized loss
  on investment securities
  available for sale         -         -          -        -        -        -        260          260
                           ---    ------    -------   ------   ------   ------       ----      -------
Balance at June 30 1997    $38    37,293     30,100  (13,897)  (1,662)    (516)      (475)     $50,881
                           ===    ======    =======   ======   ======  =======     ======      =======

Balance at
  September 30, 1997        38    37,494     27,939  (13,855)  (1,662)    (471)       134       49,617
Net income                   -         -      2,871        -        -        -          -        2,871
Cash dividends ($.28 per
  share)                     -         -       (790)       -        -        -          -         (790)
Amortization of award of
  BRRP's stock               -         -          -        -        -      194          -          194
Cost of ESOP shares released -         -          -        -      570        -          -          570
Exercise of stock options
  and reissuance of treasury
  shares (45,990 sahres)     -      (184)         -      456        -        -          -          272
Tax benefit related to
  stock options exercised    -        68          -        -        -        -          -           68
Market adjustment for
  committed ESOP shares      -       444          -        -        -        -          -          444
Change in unrealized gaim
  on investment securities
  available for sale         -         -          -        -        -        -        (72)         (72)
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at June 30, 1998  $38     37,822     30,020  (13,399)  (1,092)    (277)        62      $53,174
                           ===    ======    =======   ======   ======    =====       ====      =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Nine months ended June 30,                                       1998          1997
                                                               ------        ------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  2,871         2,863
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    266           261
  Deferred income taxes                                            -             13
  Provision for loan losses                                       151            54
  Net amortization and accretion of premiums and discounts         (5)           21
  Amortization of cost of stock benefit plans                     194           192
  Principal payment on ESOP loan                                  570           416
  Market adjustment for committed ESOP shares                     444           233
  Deferred loan fees, net of amortization                        (284)         (337)
  Amortization of deposit base intangible                          32            39
  Sale of real estate owned                                       271           101
  Gain on sale ofreal estate owned                                (24)           -
  Decrease in accrued interest receivable                         618           275
  Decrease in other assets                                         70           267
  Increase (decrease) in other liabilities                     (1,037)          398
                                                               ------        ------
Net cash provided by operating activities                       4,137         4,796
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities            36,023        30,000
  Redemption of Federal Home Loan Bank of Chicago stock         1,405           935
  Purchase of Federal Home Loan Bank of Chicago stock          (1,218)         (315)
  Purchase of investment securities available for sale        (29,945)      (19,975)
  Loans originated for investment                            (104,717)      (66,917)
  Purchase of premises and equipment                           (1,051)          (47)
  Principal repayments collected on loans receivable           83,174        40,606
  Principal repayments collected on investment securities       2,579         3,784
  Principal repayments collected on mortgage-backed securities  3,800         2,958
                                                               ------        ------
Net cash used in investing activities                          (9,950)       (8,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                      4,478        32,413
  Repayments of) FHLB advances                                 (3,600)      (23,800)
  Net increase in advance payments by borrowers
    for taxes and insurance                                     2,716         2,732
  Purchase of treasury stock                                       -         (1,389)
  Payment of common stock dividends                              (790)         (614)
  Proceeds from exercise of stock options                         340            79
                                                               ------        ------
Net cash provided by financing activities                       3,144         9,421
                                                               ------        ------
Net change in cash and cash equivalents                        (2,669)        5 246
Cash and cash equivalents at beginning of period                6,004         4,273
                                                               ------        ------
Cash and cash equivalents at end of period                   $  3,335         9,519
                                                               ======        ======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 16,181        15,912
   Income taxes                                                 1,290           815
NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure              1,032           109
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

The results of operations and other data for the nine months ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

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

Earnings per share of common stock for the three and nine months ended June 30, 1998 has been calculated according to the guidelines of Statement 128 and earnings per share of common stock for the three and nine months ended June 30, 1997 has been restated to conform with Statement 128.

Diluted earnings per share for the three months ended June 30, 1998 and 1997 are computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the period which were 2,875,908 and 2,783,184, respectively. Diluted earnings per share of common stock for the nine months ended June 30, 1998 and 1997 has been determined by dividing net income by 2,860,379 and 2,778,609, the weighted average number of shares of common stock and potential common stock outstanding. Stock options are the only potential common stock and are therefore considered in the diluted earnings per share calculations. Potential common stock are computed using the treasury stock method.

(3)  Commitments and Contingencies
At June 30, 1998, the Bank had outstanding commitments to originate mortgage loans of $7.87 million, of which $3.96 million were fixed rate, with rates ranging from 6.625% to 8.50%, and $3.91 million were adjustable rate commitments.

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

The Company reported earnings for the third quarter ended June 30, 1998 of $934,000 compared with $1.0 million for the same quarter a year ago, a slight decrease of 9.5%. Earnings per diluted share for the quarter were $0.32 per share, down $0.05 per share, from the third quarter of 1997.

For the nine months ended June 30, 1998, Fidelity's net income was $2.9 million, stable compared with the year earlier period. Earnings per diluted share for the first nine months of 1998 were $1.00 per share, down $0.03 per share from one year ago, due to an increase in the number of shares outstanding. Instead of producing an increase in income, additions to earning assets went to replenishing record mortgage repayments.

The Company also announced that its board of directors declared a quarterly dividend of $0.10 per share, payable August 14, 1998 to shareholders of record as of July 31, 1998.


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

Pursuant to amendments adopted by the OTS effective November 24, 1997, the minimum liquidity requirement has been reduced to 4% of the liquidity base, the short-term liquidity requirement has been eliminated, liquidity requirements will be determined quarterly, rather than monthly, and savings associations have the option of calculating their liquidity requirements either on the basis of (i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter.
The amended regulations also provide, however, that savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations. At June 30, 1998, the Bank was in compliance with TS liquidity requirements, with a liquidity ratio of 17.78%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $4.1 million for the nine months ended June 30, 1998. During the nine months ended June 30, 1998, the Company used $10.0 million in investing activities. Cash provided from a net decrease in investment securities of $6.1 million in addition to $89.6 million received from repayment collected on Loans receivable, investment securities and mortgage backed assisted in the funding of a record $104.7 million of loan originations. Net cash provided by financing activities amounted to $3.1 million for the nine months ended June 30, 1998.

At June 30, 1998, the Bank had outstanding loan commitments of $7.9 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1998 totalled $147.5 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

The Bank's Tangible Equity ratio at June 30, 1998 was 9.11%. The Tier 1 Capital ratio was 9.11%, the Tier 1 Risk-based ratio was 19.14%, and the Total Risk-Based Capital ratio was 19.37%.


CHANGES IN FINANCIAL CONDITION
Total Company assets at June 30, 1998 were $501.7 million, compared to $495.6 million at September 30, 1997. For the nine months ended June 30, 1998, loans receivable increased $21.2 million, or 5.5%, to $409.5 million from $388.3 million at September 30, 1997. For the nine month period, principal repayments totaled $83.2 million. New loans closed during the first nine months showed a sharp increase, totaling $104.7 million, up $37.8 million from 1997. The Company continues to offer various loan products, and prices them competitively. Current year multi-family and commercial originations accounted for $19.5 million, or 18.7% of all originations.

Total deposits increased $4.5 million to $327.9 million at June 30, 1998 compared to the balance of $323.4 million at September 30, 1997. The increase is a result of replacing higher-yielding certificates of deposit with transaction accounts. Borrowed funds decreased $3.6 million to $109.8 million in the same period. Management continues to utilize FHLB advances when they are a cost effective source to assist in funding the increased loan activity.

Book value per share on June 30, 1998 was $18.77, compared with $17.75 at September 30, 1997.


ASSET QUALITY
As of June 30, 1998, the Company had non-performing assets of $1.2 million. Classified loans of $784,000 were categorized as substandard as were $92,300 of Bennett Funding Group commercial leases. Due to the $21.2 million net increase in loans receivable, the Company increased the loan provision by
$151,000 for the nine month period ended June 30, 1998.   Management believes
it has reserved sufficiently for these non-performing assets.


STOCK REPURCHASE
As announced on May 21, 1998, the company plans to repurchase five percent of its common stock as part of its ongoing commitment to build value for Fidelity Bancorp stockholders. There are 142,000 shares remaining to be repurchased.

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

                                     Three Months Ended June 30,               Nine Months Ended
                                    1998                      1997                June 30,1998
                          ------------------------   ----------------------- ----------------------
                                    Inter- Average           Inter- Average          Inter- Average
                          Average    est    Yield    Average   est   Yield  Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   ----------------------- ----------------------
Interest-earning assets:
 Loans receivable, net   $394,083  7,566    7.68%    375,286  7,130  7.60%   389,850  22,467  7.68%
 Mortgage-backed
   securities              14,054    245    6.97%     19,342    340  7.03%    15,294     806  7.03%
 Interest-bearing
   deposits                 1,536     21    5.47%      1,251     16  5.12%     1,623      67  5.50%
 Investment securities,
   mutual funds, federal
   funds sold and FHLB
   stock                   63,677  1,146    7.20%     83,336  1,498  7.19%    68,580   3,662  7.12%
                          -------  -----   -----      ------  -----  -----   -------   -----  -----
Total interest-earning
 assets                   473,350  8,978    7.59%    479,215  8,984  7.50%   475,347  27,002  7.57%
Non-interest earning
 assets                    15,603                     10,786                  14,575
                          -------                    -------                 -------
Total assets             $488,953                    490,001                 489,922
                          =======                    =======                 =======

Interest-bearing liabilities:
Deposits:
 Savings account          129,876  1,286    3.96%    111,441    973  3.49%   122,219   3,492  3.81%
 Money market accounts     17,885    186    4.16%     18,202    190  4.18%    17,913     563  4.19%
 Certificate accounts     174,012  2,483    5.71%    198,485  2,859  5.76%   183,254   7,987  5.81%
                          -------   -----   -----     ------    ---  -----   -------   -----  -----
Total deposits            321,773  3,955    4.92%    328,128  4,022  4.90%   323,386  12,042  4.96%

Borrowed funds             95,982  1,376    5.73%     96,067  1,364  5.68%    97,203   4,161  5.71%
                          -------   -----   -----     ------    ---  -----   -------   -----  -----
Total interest-bearing
 liabilities              417,755  5,331    5.10%    424,195  5,386  5.08%   420,589  16,203  5.14%
Non-interest bearing
 deposits                   6,952                      4,626                   5,940
Other liabilities          10,872                     10,344                  10,994
                          -------                     ------                 -------
Total liabilities         435,579                    439,165                 437,523

Stockholders' equity       53,374                     50,836                  52,399
                          -------                     ------                 -------
Total liabilities and
 stockholders' equity    $488,953                    490,001                 489,922
                          =======                    =======                 =======
Net interest
 income/interest rate
 spread (1)                        3,647    2.48%             3,598  2.42%           10,799  2.44%

Net earning
 assets/net interest
 margin (2)               $55,595           3.08%     55,020         3.00%    54,758         3.03%

Ratio of interest-
 earning assets to
 interest-bearing
 liabilities                 1.13x                      1.13x                  1.13x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and nine month periods are annualized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

GENERAL. Net income for the three months ended June 30, 1998 was $934,000, a decrease of $98,000 from the net income of $1,032,000 for the three months ended June 30, 1997. The decline in earnings was due primarily to a greater provision for loan losses and an increase in expenses related to employee benefits.

INTEREST INCOME. Interest income remained stable at $9.0 million. The average interest-earning assets decreased 1.2% to $473.4 million from $479.2 million the prior year. The growth in the loan portfolio coupled with a change in the loan product mix has increased the average yield by 8 basis points and increasing the interest income from loans by 6.1% to $7.6 million for the current quarter. The decreased average balance of mortgage-backed securities is purely a result of continued monthly repayments. The average investment portfolio decreased 25.6% to $63.7 million. The changes in the investment portfolio have been limited to maturities and managerial decisions to fund loans with these proceeds.

INTEREST EXPENSE. Interest expense remained flat at $5.3 million for the quarters ended June 30, 1998 and 1997. Both the average deposit base and the cost of these deposits were essentially unchanged. FHLB borrowings and have also remained flat at $96.0 million for the quarters ended June 30, 1998 and 1997. The borrowing rate has also remained steady at 5.7% for the same periods in 1998 and 1997.

PROVISION FOR LOAN LOSSES. The Company recorded a $90,000 provision for loan losses in the third quarter compared to a $15,000 provision for loan losses in the same 1997 period. As of June 30, 1998, the cumulative allowance for loan losses was $554,000, or 0.14% of loans receivable portfolio. The increase in the quarter to quarter provision is a result of the increase in the size and composition of the loan portfolio. Management believes that its allowance for loan losses is adequate to provide for potential foreseeable losses.

NON-INTEREST INCOME. Non-interest income decreased 7.8% to $271,000 from $294,000 in the same quarter the previous year. The decrease is a result of slightly less annuity and insurance commissions and less service fees.

NON-INTEREST EXPENSE. Non-interest expense for the quarter ended June 30, 1998 remained stable at $2.3 million. Salaries and employee benefits are up 10.0% due to ESOP expense and a general increase in employee medical insurance costs. Advertising expenditures have decreased due to no plans for introducing new savings product due to the flat yield curve. The results of this are reflected in only small increases in deposits.

INCOME TAXES. Income taxes decreased $8,000 for the three months ended June 30, 1998 to $538,000 compared to $546,000 for the prior year due to slightly decreased pre-tax income as well as slight changes in the effective tax rate.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

GENERAL. Net income for the nine months ended June 30, 1998 was $2.9 million, an increase of $8,000 from June 30, 1997. The slight increase is the result of increased interest income combined with decreased general and administrative expenses.

INTEREST INCOME. Interest income increased $172,000, to $27.0 million in the 1998 period from $26.8 million for the 1997 period. The net increase is attributable primarily to increased interest income from loans receivable. Although repayments were at a record high during this current nine month period, an even higher volume of loan closings account for the 6.2% increase in average loans receivable.

INTEREST EXPENSE. Interest expense remained stable at $16 million for the nine months ended June 30, 1998 and 1997. Average deposit balances remained at $323 million for the two nine month periods. The average cost of these savings products increased 7 basis points to 4.96%. Interest expense on borrowed funds remained at $4.1 million. The average balance of FHLB advances and the weighted average rate from June 30, 1998 to June 30, 1997 remained at flat.

PROVISION FOR LOAN LOSSES. The Company recorded a $151,000 provision for loan losses in the first nine months of fiscal 1998, as compared to a $54,000 provision in its comparable period one year ago. The provision for the loan losses reflect management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions.

NON-INTEREST INCOME. Non-interest income remained at $800,000 for the comparable nine month periods ended June 30, 1998 and 1997. Income generated from insurance and annuity commissions increased $35,000, or 7.3% compared to $582,000 the previous year. The increase is a result of increased INVEST sales efforts.

NON-INTEREST EXPENSE. Non-interest expense for 1998 totalled $6.9 million, an decrease of $154,000 or 2.2%, from $7.1 million for the nine months ended June
30, 1997.   Employee benefits continued to increase due to market adjustments for the ESOP shares to be released December 31, 1998. Advertising and other expenses decreased due to an management effort to control expenses and concentrate on interest-earning assets. Insurance premium expense decreased $103,000 primarily as a result of legislation passed September 30, 1996 regarding FDIC premiums, partially offset by the premiums on increased balances in savings deposits.

INCOME TAXES. Income taxes decreased $30,000 for the nine months ended June 30, 1998 to $1.7 million due to slightly decreased taxable income.

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


                                 Fidelity Bancorp, Inc.



Dated:      July 24, 1998                /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer



Dated:      July 24, 1998               /s/  JAMES R. KINNEY
                                        -----------------------------
                                        James R. Kinney
                                        Sr. V. P. and Chief Financial Officer