Form 10-K
period 1998-09-30
FIDELITY BANCORP INC /DE/
filed 1998-12-22
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-K

                Annual Report Pursuant to Section 13 of the
                      Securities Exchange Act of 1934

                For the fiscal year ended September 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $49,794,982 and is based upon the last sales price as quoted on Nasdaq Stock Market for December 1, 1998.

The Registrant has 2,406,784 shares of common stock outstanding as of December 1, 1998.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
===============================================================================

ITEM 1.   BUSINESS

GENERAL

On December 3, 1993, Fidelity Bancorp, Inc., a Delaware corporation (the "Company") completed its public offering of its common stock and acquired Fidelity Federal Savings Bank, (the "Bank") as part of the Bank's conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. The Company issued and sold 3,782,350 shares of common stock at $10.00 per share, thereby completing the conversion. Primarily as a result of stock repurchase programs, outstanding shares of common stock at September 30, 1998 totalled 2,589,784. The Company's common stock is listed on the Nasdaq National Market and trades under the symbol "FBCI".

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

                                                                Net Book Value
                                          Original Date         of Property or          Leased
                                             Leased or      Leasehold Improvements        or
             Location                        Acquired        at September 30, 1998      Owned
                                                                (In thousands)
EXECUTIVE AND HOME OFFICE:                 Various dates
  5455 W. Belmont Ave.                     commencing in
  Chicago, IL  60641                           1955               $ 1,150              Owned

BRANCHES:
  Higgins Branch
    6360 W. Higgins Road
    Chicago, IL  60630                         1984                   408              Owned
  Franklin Park Branch
    10227 W. Grand Ave.
    Franklin Park, IL  60131                   1980                    18              Leased
  Schaumburg Branch
    2425 West Schaumburg Rd
    Schaumburg, IL 60194                       1995                   980              Leased
  Harlem Avenue Branch
    3940 North Harlem Ave.
    Chicago, IL  60634                         1995                   264              Owned
                                                                  -------
                                                                  $ 2,820
                                                                  =======

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter and quoted on the Nasdaq Stock Market under the symbol "FBCI". As of December 1, 1998, there were 2,406,784 shares of common stock outstanding and 553 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or banks.

The table below sets forth the high and low sales prices during each period as reported on Nasdaq Stock Market and does not necessarily reflect retail markups, markdowns, or commissions:

                                       1998                    1997
                                  High        Low         High       Low

First Quarter                    25 3/4      23          17 5/8      16 1/4
Second Quarter                   26          24          21          16 7/8
Third Quarter                    26          22 1/8      19 3/4      18 1/2
Fourth Quarter                   25 1/4      19 1/4      25 3/8      18 1/2

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of September 30, 1998, the Company had repurchased 1,256,472 shares of its common stock since its initial public offering at a cost of $19.96 million or $15.88 per share. On November 16, 1998, the Company completed its eighth stock repurchase plan. This plan was announced on August 28, 1998 for 10% of the Company's stock. 270,000 shares of common stock were purchased at an average cost of $21.87. On November 18, 1998 the Company announced a ninth stock repurchase plan for up to 240,000 shares, or 10% of its outstanding common stock. Through December 1, 1998, the Company had purchased 27,500 shares at a cost of $633,437, or $23.03 per share. The Company believes such repurchases increase the long-term potential return to stockholders. The price, timing of purchases and actual number of shares repurchased in the future will be based on the impact to stockholder value.

The Board of Directors declared per share dividends aggregating $0.38 and $0.30 during fiscal 1998 and 1997, respectively. In addition, the Board of Directors declared a regular quarterly dividend of $0.10 per share, payable on November 13, 1998 to stockholders of record as of October 30, 1998.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following table sets forth certain financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                                     At and For the Years Ended September 30,
                                     1998     1997    1996     1995     1994
                                  (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest income                   $ 36,127   35,915  31,554   26,169   21,113
Interest expense                    21,836   21,470  18,129   13,752    9,759
                                    ------   ------  ------   ------   ------
Net interest income before
  provision for loan losses         14,291   14,445  13,425   12,417   11,354
Provision for loan losses              181       64     410      192       48
                                    ------   ------  ------   ------   ------
Net interest income after
  provision for loan losses         14,110   14,381  13,015   12,225   11,306
Non-interest income:
  Gain on sale of investment
    securities available for sale      -         -       -       274      -
  Gain (loss) on sale of
    loans receivable                   -         -       -        -       (17)
  Fees and commissions                 332      341     379      398      680
  Insurance and annuity commissions    717      700     519      519      536
  Other                                 58       62      59       38       42
                                    ------   ------  ------   ------   ------
Total non-interest income            1,107    1,103     957    1,229    1,241
Non-interest expense                 9,218   12,266  10,595    8,337    8,164
                                    ------   ------  ------   ------   ------
Income before income taxes           5,999    3,218   3,377    5,117    4,383
Income tax expense                   2,219    2,293   1,235    2,033    1,703
                                    ------   ------  ------   ------   ------

Net income                         $ 3,780      925   2,142    3,084    2,680
                                    ======   ======  ======   ======   ======

SELECTED FINANCIAL CONDITION DATA:
Total assets                     $ 513,563  495,634  475,862  393,664  338,082
Loans receivable, net              425,608  388,262  354,255  266,735  216,657
Mortgage-backed securities
  held to maturity, net             11,177   16,875   21,673   26,484   29,565
Investment securities
  available for sale                58,979   70,297   78,104   84,579   70,963
Deposits                           330,670  323,443  302,934  275,993  238,062
Borrowed funds                     121,400  113,400  115,300   54,032   42,000
Stockholders' equity                48,597   49,617   48,828   53,792   53,477

September 30,                                1998     1997     1996     1995     1994
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Return on average assets                     0.76%    0.19%    0.50%    0.85%    0.84%
Return on average stockholders' equity       7.30     1.82     4.08     5.62     5.62
Average stockholders' equity to
  average assets                            10.46    10.40    12.27    15.12    14.89
Stockholders' equity to total assets         9.46    10.01    10.26    13.66    15.82
Non interest expense to average assets       1.87     1.91     2.48     2.30     2.53
Interest rate spread during period           2.38     2.45     2.57     2.80     3.01
Net interest margin                          2.98     3.03     3.23     3.52     3.63

ASSET QUALITY RATIOS:
Non-performing loans to loans
  receivable, net                            0.20     0.47     0.87     0.23     0.13
Non-performing assets to total assets        0.19     0.41     0.67     0.16     0.11
Net charge-offs to average loans             0.01     0.11     0.01     0.01     0.03
Allowance for loan losses to total loans     0.14     0.12     0.23     0.15     0.11
Allowance for loan losses to
  non-performing loans                      71.12    25.44    26.25    65.32    80.85

REGULATORY CAPITAL RATIOS:
Tangible                                     8.91     8.59     8.04    10.51    11.09
Core                                         8.91     8.59     8.04    10.51    11.09
Risk-based                                  18.99    18.37    16.89    20.71    19.61

OTHER DATA:
Loan originations (dollars in thousands)  $142,788  97,774  139,589   77,880   64,543
Number of deposit accounts                  21,193  24,984   24,553   20,488   20,095
Book value per share outstanding          $  18.76   17.75    17.04    16.41    14.88
Earnings per share - diluted              $   1.33    0.32     0.72     0.94     0.71


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT STRATEGY

The Company is pursuing a strategy that is designed to improve its performance by positioning the Bank as a locally managed full-service community bank in an increasingly competitive environment. Mortgage lending is expected to continue as an important part of the Company's business including specialized mortgage programs for self-employed individuals and for small multi-family building owners. Another key component of the Company's strategy is the provision of nonbanking financial services and products, such as annuity and insurance products and brokerage services through INVEST to retain and attract customers. The nonbanking financial services and products are also intended to generate additional fee income and thereby improve profitability. The Company also intends to diversify its asset base and at the same time develop further customer relationships through increased consumer lending activities, such as home equity lending. Finally, the Company will continue to pursue opportunities for growth and expansion in the Bank's existing marketplace, whether through acquisitions or through additional facilities. The Company may seek additional asset growth to further leverage its net worth. In the event that its traditional retail sources of funding and investment opportunities (i.e., deposits and direct lending) are insufficient for this purpose, or appear to be inappropriately priced, the Bank may further utilize the wholesale markets, such as FHLB advances for funding, and governmental and agency securities for investments.

YEAR 2000 READINESS DISCLOSURE

THE COMPANY'S STATE OF READINESS On Sunday, October 11, 1998 the Company conducted a full-scale test of its transaction processing systems utilizing the date of January 3, 2000. An extensive set of transactions was tested using production teller terminals and related computer hardware, software, and data communications systems. There were no significant failures or problems during the testing. A few minor issues arose and will be addressed with FiServ, the Company's data processing service provider, prior to the next test which is scheduled for February, 1999.

Concerning non-information technology systems (embedded microcontrollers, etc.) the Company has tested such things as vault doors, alarm systems, etc. and is not aware of any significant problems with such systems.

There are three third parties with whom the Company has a material relationship, and thus potential exposure to Year 2000 issues. The FiServ systems, as mentioned above, are already being tested. The Company's main commercial banking relationship is with Harris Bank in Chicago. Harris newsletters indicate substantial progress with Year 2000 readiness. The Company also has a material relationship with the Federal Home Loan Bank of Chicago, whose newsletters also indicate substantial progress with Year 2000 readiness.

The three third utilities on which the Company is dependent are Ameritech (phone service), Commonwealth Edison (electricity) and People's Gas (natural gas for heating). The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES The incremental direct costs to address the Company's Year 2000 issues are not expected to exceed $50,000, exclusive of any costs incurred because of the failure of one or more of the utility companies mentioned above. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES The most reasonably likely worst case Year 2000 scenario involves a complete failure of the utility companies mentioned above for all five of our operating locations simultaneously. This scenario would severely curtail the Company's ability to conduct its business, including its ability to generate new loans and to develop new deposit account relationships. The effect on existing loans and deposits is not predictable or quantifiable.

THE COMPANY'S CONTINGENCY PLANS In the event of a complete utility failure, the Company plans to operate at least two locations on a restricted schedule during daylight hours. A manual bookkeeping system will be employed, and battery powered satellite phones or other alternative communications systems will be used for communication between operating locations.



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

Years ended September 30                  1998 Compared to 1997         1997 Compared to 1996
                                       Increase (Decrease) Due to    Increase (Decrease) Due to
                                       Volume     Rate      Total    Volume     Rate      Total
                                                     (in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net               $ 1,957     (194)    1,763      5,061     (500)    4,561
  Mortgage-backed securities             (368)      (1)     (369)      (322)       6      (316)
  Interest-earning deposits                 9       11        20         10      (10)       -
  Investment securities, mutual
    funds, and federal funds sold      (1,123)     (57)   (1,180)       (68)     184       116
                                       ------     ----     -----     ------    -----     -----
Total                                 $   475     (241)      234      4,681     (320)    4,361
                                       ======     ====    ======     ======    =====    ======

INTEREST-BEARING LIABILITIES:
  Savings accounts                        665      509     1,174        438      484       922
  Money market accounts                   (27)      (2)      (29)       (55)     (13)      (68)
  Certificate accounts                 (1,086)     (52)   (1,138)     1,395     (261)    1,134
  Borrowed funds                          291       68       359      1,347        6     1,353
                                       ------     ----     -----     ------    -----     -----
Total                                 $  (157)     523       366      3,125      216     3,341
                                       ------     ====    ======     ------    =====    ======
Net change in net interest income                        $  (132)                        1,020
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

For years ended September 30,                1998                         1997                        1996
                                                       Average                     Average                      Average
                                      Average           Yield/    Average           Yield/    Average           Yield/
                                      Balance  Interest  Cost     Balance  Interest  Cost     Balance  Interest  Cost
                                                                (dollars in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net             $ 396,611   30,231   7.62%    370,946   28,468   7.67%    305,115   23,907   7.84%
  Mortgage-backed securities           14,503    1,018   7.02%     19,748    1,387   7.02%     24,331    1,703   7.00%
  Interest-earning deposits             1,401       80   5.71%      1,233       60   4.87%      1,049       60   5.72%
  Mutual funds, investment
    securities available for sale,
    commercial paper and federal
    funds sold                         68,374    4,798   7.02%     84,299    6,000   7.12%     85,282    5,884   6.90%
                                       ------    -----   ----     -------   ------   ----     --------   ------   ----
Total interest-earning assets         480,889   36,127   7.51%    476,226   35,915   7.54%    415,777   31,554   7.59%

Non-interest earning assets            14,088                      11,195                      12,188
                                       ------                     -------                      -------
Total assets                        $ 494,977                     487,421                     427,965
                                      =======                     =======                      =======

INTEREST-BEARING LIABILITIES:
  Deposits:
    Passbook and NOW accounts         126,431    4,880   3.86%    108,314    3,706   3.42%     94,502    2,784   2.95%
    Money market accounts              17,848      744   4.17%     18,496      773   4.18%     19,796      841   4.25%
    Certificate accounts              177,998   10,312   5.79%    196,737   11,450   5.82%    172,863   10,316   5.97%
                                      -------    -----   ----     -------   ------   ----     --------   ------   ----
  Total deposits                      322,277   15,936   4.94%    323,547   15,929   4.92%    287,161   13,941   4.85%

  Borrowed funds                      102,968    5,900   5.73%     97,879    5,541   5.66%     74,078    4,188   5.65%
                                      -------    -----   ----     -------   ------   ----     --------   ------   ----
Total interest-bearing liabilities    425,245   21,836   5.13%    421,426   21,470   5.09%    361,239   18,129   5.02%

Non-interest bearing deposits           6,002                       4,705                       5,162
Other liabilities                      11,506                      10,605                       9,066
                                       ------                     -------                     -------
Total liabilities                     442,753                     436,736                     375,467
Stockholders' equity                   52,224                      50,685                      52,498
                                       ------                     -------                     -------
Total liabilities and stockholders'
  equity                            $ 494,977                     487,421                     427,965
                                      =======                     =======                     =======

Net interest income/interest rate
  spread (1)                                    14,291   2.38%              14,445   2.45%               13,425   2.57%
                                                ======   ====               ======   ====                ======   ====

Net earning assets/net interest
  margin (2)                        $  55,644            2.97%     54,800            3.03%     54,538            3.23%
                                      =======            ====     =======            ====     =======            ====
Ratio of interest-earning assets to
  interest-bearing liabilities           1.13x                       1.13x                        1.15x
                                      =======                     =======                      =======

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest- bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

GENERAL. The Company's net income increased to $3.8 million, or $1.33 per diluted share, from $925,000, or $0.33 per diluted share. The Company's 1997 results were affected by a loss on impairment of investment securities. The charge in fiscal 1997 amounted to $3.0 million, or $1.08 per diluted share. See "Investment Activities." Compared with earnings before the loss, 1998 net income was down $165,000. The decline in earnings was primarily due to lower yields on earnings assets caused in part by record mortgage refinance activity in the first half of the fiscal year.

INTEREST INCOME. Interest income amounted to $36.1 million, an increase of $212,000 over the prior year. Interest income from loans receivable grew $1.8 million to $30.2 million. Although the average interest rate decreased 5 basis points, the average portfolio grew $25.7 million. Maturing investments and amortization payments received on mortgage- and asset-backed securities contributed to the $21.2 million decline in the average balance of these portfolios. Interest income earned from the investment portfolio declined $1.6 million during 1998. An overall increase of 1.0% in total average earning assets and a steady yield of 7.5% contributed to the small increase in interest income.

INTEREST EXPENSE. Interest expense grew only $366,000 during the fiscal year. A steady deposit base along with an average rate of 4.9% in both 1998 and 1997 explain the flat $15.9 million in deposit expense for both 1998 and 1997. A major portion of the overall increase can be attributed to continued growth in borrowed funds. Average borrowed funds increased 5.2% to $103.0 million from $97.9 million one year ago. The Bank has continued to utilize the FHLB Community Investment Program to secure advances at reasonable rates. The average cost of borrowings increased 7 basis points from 1997 to 1998.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. The Bank's core earnings, net interest income, are the primary source of earnings for the Company. Net interest income consists of interest income on loans, mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income before provision for loan losses decreased $154,000 or 1.1%, to $14.3 million for the year ended September 30, 1998. The net interest margin declined to 2.98% for the year ended September 30, 1998, compared with 3.03% for 1997. The Company's net interest spread decreased 7 basis points to 2.38% during the year.

PROVISION FOR LOAN LOSSES. Management reviews the provision for loan losses quarterly to provide coverage for possible future losses. During the year ended September 30, 1998, the Company provided $181,000, compared to $64,000 in 1997. The continuing growth of the loan portfolio requires the continuing increase in the provision.
The Company evaluates its loan portfolio quarterly in conjunction with the current level of non-performing loans and general economic conditions. At September 30, 1998, non-performing assets, including $30,000 of commercial equipment leases purchased from Bennett Funding Group (see "Classified Assets"), totalled $962,000 or 0.19% of total assets, compared to $2.0 million or 0.41% of total assets at September 30, 1997.

NON-INTEREST INCOME. The primary source of non-interest income is commissions generated from annuity and insurance products sales. Fiscal 1998 income of $717,000 was slightly above that of $700,000 for the year ended September 30, 1997. There was a small decline in non-interest income received from other fees and commissions.

NON-INTEREST EXPENSE. Non-interest expense, exclusive of the loss and recovery on impairment of investment securities was flat at $9.3 million. See "Investment Activities" for further discussion. The increase in compensation and related benefits was primarily due to the market adjustment for Employee Stock Ownership Plan (ESOP) common shares committed to be released. The charge in fiscal 1998 was $571,000 compared to $343,000 for the year ended September 30, 1997.

INCOME TAX EXPENSE. Income tax expense for the year ended September 30, 1998 was $2.2 million, or $74,000 less than that recorded in the prior year. For the year ended September 30, 1997, federal and state income tax expense totaled $2.3 million, or an effective rate of 71.2% The effective rate is a result of no tax benefit being recognized for financial reporting purposes relative to the loss on impairment of investment securities available for sale.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

GENERAL. The Company's net income decreased to $925,000, or $0.33 per diluted share, from $2.1 million, or $0.72 per diluted share, a 56% decrease in diluted earnings per share over the previous year. The current year decrease was due to an "other than temporary impairment" write down of an investment security available for sale. The charge in fiscal 1997 amounted to $3.0 million, or $1.08 per diluted share. See "Investment Activities."

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

INTEREST EXPENSE. The continued growth in both deposits and borrowed funds resulted in a $3.3 million, or 18.4%, increase in interest expense for fiscal 1997. Interest expense grew to $21.5 million from $18.1 million in 1996. An increase of 7 basis points in the average cost contributed less than 10% of the increase in expense. The primary factor was the 16.7% increase in total interest-bearing liabilities. The Bank was able to maintain a steady average borrowing rate due to the utilization of FHLB Community Investment Program advances and other term advances.

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

NON-INTEREST INCOME. The commissions generated from annuity and insurance products sales contributed significantly to the $146,000 increase in non-interest income. Non-interest income amounted to $1.1 million in 1997 from $957,000 in 1996. The 34.9% increase in insurance and annuity commissions can be attributed to increased, intensified sales efforts, including seminars to inform customers of investment opportunities, and a favorable investment environment.

NON-INTEREST EXPENSE. Non-interest expense increased in 1997 to $12.3 million from $10.6 million in 1996. Fiscal 1997 included a non-recurring loss on impairment of investment securities available for sale of $3.0 million. See "Investment Activities." Prior year expense included a one-time Savings Association Insurance Fund (SAIF) special assessment of $1.6 million. Absent these two fourth quarter adjustments, non-interest expense increased 3.2%. The increase was primarily a result of increased compensation and related benefits. The 1997 market adjustment for ESOP common shares committed to be released was $343,000. After considering the 1996 SAIF assessment, federal deposit insurance premium expense decreased in excess of 50% during fiscal year 1997.

INCOME TAX EXPENSE. For the year ended September 30, 1997, federal and state income tax expense totaled $2.3 million, or an effective rate of 71.2%, compared to $1.2 million or an effective rate of 36.6% for 1996. The effective rate is a result of no tax benefit being recognized for financial reporting purposes relative to the loss on impairment of investment securities available for sale. For tax purposes the loss was treated as a capital loss, and full realization of the deferred tax asset is uncertain.


REVIEW OF FINANCIAL CONDITION

Total assets at September 30, 1998 increased $17.9 million to $513.6 million from $495.6 million at September 30, 1997. Record loan originations of $142.8 million contributed to the 3.6% increase in assets. The third party originator
(TPO) network gives the Company the ability to control overhead expenses without constraining the Bank's ability to grow loan volume. Lending in 1998 included $58.1 million of loans originated to applicants for which income verification was not required, and to a lesser extent, applicants with less than perfect credit and higher debt-to-income ratios than secondary market conforming standards (see "Lending Activities").

Cash and due from banks, interest-earning deposits, federal funds sold and dollar-denominated mutual funds amounted to $2.0 million at September 30, 1998 as compared to $6.0 million a year earlier. The Bank used available cash generated by deposits and loan payments to fund increased loan origination volume.

Due to the increase in the Bank's borrowings from the FHLB of Chicago, stock in the FHLB Chicago increased $810,000, or 14.2%.

Investment securities available for sale totalled $59.0 million at September 30, 1998. The portfolio decreased $11.3 million or 16.1% during the year due to redemptions and maturities, and repayments from asset-backed securities.

Loans receivable topped $400 million during fiscal 1998. The 9.6% increase was a result of loan originations of $142.8 million which were partially offset by unusually high repayments of $107.4 million received during the year ended September 30, 1998.

Real estate in foreclosure of $131,000 consisted of one property at September 30, 1998. It is a single family dwelling where the current appraised value is greater than the outstanding loan amount. Management has considered these factors in its loan allowance valuation and does not anticipate any losses on the future sale. Real estate in foreclosure was $215,000 at September 30, 1997.

Deposits increased 2.2%, or $7.3 million to $330.7 million at September 30, 1998, compared to $323.4 at September 30, 1997. This overall increase in deposits stemmed from an increase in transaction accounts. During the year, the Bank replaced higher yielding certificates of deposit with transaction based accounts.

FHLB advances remain a cost effective source of funding for increased loan activity. At September 30, 1998, the Bank had $121.4 million of FHLB advances as compared to $113.4 million a year earlier. Throughout the year, the Bank continued to utilize advances to supply funds for loan origination.

Advance payments by borrowers for real estate taxes were significantly higher during fiscal 1998 because Cook County real estate taxes were not due and paid until the first quarter of fiscal 1999. The balance at September 30, 1998 of $6.9 million included $5.1 million that was paid in October 1998.

Stockholders' equity decreased by $1.0 million throughout the year, from $49.6 million at September 30, 1998 to $48.6 million at September 30, 1998. Common stock repurchases of $5.9 million combined with the amortization of $799,000 of the Bank's benefit plans and $1.1 million in cash dividends to stockholders contributed to an overall decrease given that the Company earned $3.8 million in fiscal 1998.


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

Federal regulations require the Bank to maintain minimum levels of liquid assets. During a portion of the year, Office of Thrift Supervision (OTS) regulations required the Bank to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its liquidity base , defined as net withdrawable accounts plus short-term borrowings (i.e., those repayable in 12 months or less) during the preceding calendar month. During the earlier portion of the fiscal year, OTS regulations also required the Bank to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements.

Pursuant to amendments adopted by the OTS effective November 24, 1997, the minimum liquidity requirement has been reduced to 4% of the liquidity base, the short-term liquidity requirement has been eliminated, liquidity requirements will be determined quarterly, rather than monthly, and savings associations have the option of calculating their liquidity requirements either on the basis of (i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter.
The amended regulations also provide, however, that savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations. At September 30, 1998, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 17.33%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $5.0 million for the year ended September 30, 1998. During the year, the Bank used $22.4 million in investing activities, consisting primarily of loan originations, largely offset by principal collections on loans, mortgage-backed securities, and investment securities available for sale. Net cash provided by financing activities amounted to $13.4 million for the year ended September 30, 1998.

At September 30, 1998, the Bank had outstanding loan commitments of $6.3 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1998 totalled $141.5 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank's Tangible and Core (leverage) Capital of $45.7 million at September 30, 1998 was 8.9% of Adjusted Tangible Assets. This exceeded the Tangible Capital and Core Capital minimum requirements of 1.5% and 3% by $38.0 and $30.3 million respectively. The Bank's Risk-based Capital of $47.1 million was 19.4% of Total Risk-Weighted Assets at September 30, 1998 which exceeded the Risk-based Capital minimum requirement of 8% by $27.6 million.


LENDING ACTIVITIES

LOANS AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 1998, the Bank's gross loans receivable portfolio was $424.0 million, of which $324.3 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 44.8% were fixed-rate and 55.2% were adjustable-rate mortgage (ARM) loans. The Bank services a $3.7 million fixed-rate commercial loan for a golf course in a western Chicago suburb, having participated $1.89 million of the loan to another institution, resulting in a net loan of $1.85 million for the Bank. Through regular monthly payments, the Bank's outstanding portion at September 30, 1998 was $1.62 million. The remainder of the Bank's loan portfolio at September 30, 1998 consisted of $83.0 million of multi-family loans, $3.3 million in commercial property loans, and $13.4 million of consumer loans. Consumer loans consisted primarily of home equity and second mortgage loans.

During 1994 the Bank expanded its delivery system for mortgage loans to include TPOs which are mortgage brokers that have agreed to originate loans for the Bank's portfolio. Throughout 1998 and 1997, the loan department continued to seek and sign agreements with new TPOs. At September 30, 1998 the Bank had a network of 52 TPOs. The TPO program produced $119.6 million or 86.0% of the Bank's one- to four-family and multi-family mortgage loan originations in 1998.

In October 1996, the Bank began offering residential loans without income verification. Verification that the applicant is employed is noted in the file and the amount listed on the application is used to determine the debt to income ratio. The maximum loan to value ratio is 80% for this program. The Bank also offers a similar program for people who typically are self-employed. The income used to qualify the loan is the amount stated on the loan application. The maximum loan amount allowed under this program is 75% of the property value. The Bank, to a lessor extent, grants loans to applicants with less than perfect credit and higher debt to income ratios than secondary market conforming standards. In all other respects the loans are originated in the same manner as a conventional loan. All loans have risk premium factored into the rate and additional valuation allowances are established when the loan is funded. The Bank originated $59.2 million of these loans during fiscal 1998. At September 30, 1998, the Bank's portfolio included $57.7 million of these loans.

Loan origination standards of the Bank generally conform to the requirements for sale to the Federal Home Loan Mortgage Corporation (FHLMC). On occasion the Bank sells fixed-rate mortgage loans to the FHLMC. There were no sales during the year ended September 30, 1998 or 1997. At September 30, 1998, the unpaid balance of total mortgage loans sold to the FHLMC and serviced by the Bank was $7.8 million.

During 1995 the Bank purchased four pools of full pay-out commercial equipment leases totalling $3.0 million from Bennett Funding Group (BFG). Normal lease payments received through March, 1996 reduced the aggregate outstanding balance to $2.0 million. During fiscal 1998 and 1997, the Bank received post-bankruptcy lease receipts totaling $378,000 and $1.2 million, respectively. At September 30, 1998, the Bank had $30,000 of commercial leases. The BFG settlement also ended all outstanding litigation. See further discussion of these leases included in "Classified Assets".

The Bank's investment policy permits the investment in mortgage-backed securities. The Bank purchases FHLMC Gold mortgage-backed securities to coincide with its ongoing asset/liability management objectives and to supplement its own loan origination program. The FHLMC mortgage-backed securities owned by the Bank are guaranteed by the FHLMC and are collateralized with generic pools of single family mortgages with security coupons ranging from 7.00% to 7.50%. With respect to prepayment risk, these securities are likely to exhibit substantially the same characteristics as the whole loans owned by the Bank. Prepayments are not expected to have a material effect on the yield or the recoverability of the carrying amounts of these securities.
At September 30, 1998, total mortgage-backed securities aggregated $11.2 million, or 2.2% of total assets. The fair value of these securities was approximately $11.5 million at September 30, 1998.

Currently all loans originated or purchased by the Bank and mortgage-backed securities are held for investment.

The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed securities held to maturity, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                        At September 30,
                                        1998                  1997                  1996
                                            Percent               Percent               Percent
                                   Amount   of Total    Amount   of Total     Amount   of Total
                                                 (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 324,265    76.47%   $ 304,950    78.83%   $ 277,086    78.34%
  Multi-family                     83,084    19.59       64,450    16.66       55,341    15.65
  Commercial                        3,295     0.78        2,894     0.75        5,656     1.60
  Commercial leases                    30     0.01          408     0.10        2,032     0.57
                                  -------    -----      -------     ----       ------    -----
    Total mortgage loans          410,674    96.85      372,702    96.34      340,115    96.16

Consumer loans                     13,358     3.15       14,152     3.66       13,585     3.84
                                  -------   ------      -------   ------      ------    ------
  Gross loans receivable          424,032   100.00%     386,854   100.00%     353,700   100.00%
                                            ======                ======                ======
Less:
  Loans in process                      1                   -                       3
  Unearned discounts and
    deferred loan costs            (2,168)               (1,868)               (1,368)
  Allowance for loan losses           591                   460                   810
                                  -------               -------               -------
Loans receivable, net           $ 425,608               388,262               354,255
                                  =======               =======               =======

Mortgage-backed
  securities - FHLMC             $ 11,177   100.00%      16,866   100.00%      21,647   100.00%
                                            ======                ======                ======
Net premiums                          -                       9                    26
                                  -------               -------                ------
  Mortgage-backed
  securities, net                $ 11,177             $  16,875             $  21,673
                                  =======               =======               =======

<CAPTIONS>
                                              At September 30,
                                        1995                  1994
                                            Percent               Percent
                                   Amount   of Total    Amount   of Total
                                          (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 203,974    76.40%   $ 163,845    75.41%
  Multi-family                     45,698    17.12       41,224    18.98
  Commercial                        2,478     0.93         -         -
  Commercial leases                 2,373     0.89         -         -
                                  -------    -----      -------     ----
    Total mortgage loans          254,523    95.34      205,069    94.39

Consumer loans                     12,442     4.66       12,196     5.61
                                  -------    -----      -------     ----
  Gross loans receivable          266,965   100.00%     217,265   100.00%
                                            ======                ======
Less:
  Loans in process                     77                  -
  Unearned discounts and
    deferred loan fees               (250)                  380
  Allowance for loan losses           403                   228
                                  -------               -------
  Loans receivable, net         $ 266,735             $ 216,657
                                  =======               =======

Mortgage-backed
  securities - FHLMC            $  26,435  100.00%     $ 29,485   100.00%
                                           ======                 ======
Net premiums                           49                    80
                                  -------               -------
  Mortgage-backed
  securities, net               $  26,484              $ 29,565
                                  =======               =======

The following table sets forth the Bank's loan originations, purchases of loans, commercial leases, and mortgage-backed securities held to maturity, sales and principal repayments for the periods indicated:

                                                                 Years Ended September 30,
                                                             1998         1997         1996
                                                                  (in thousands)
Mortgage Loans (gross):
  At beginning of period                                  $ 372,702      340,115      254,523
  Mortgage loans originated:
    One- to four- family                                    107,575       74,067      108,698
    Multi-family                                             26,719       15,981       20,220
    Commercial                                                2,494          913        4,129
                                                            -------      -------      -------
  Total mortgage loans originated                           136,788       90,961      133,047


  Transfer of mortgage loans to foreclosed real estate       (1,163)        (359)        (113)
  Transfer of mortgage loans from foreclosed real estate        529           -            -
  Sale of commercial loan participation                          -            -        (1,890)
  Principal repayments of loans receivable                 (100,182)     (56,798)     (45,064)
  Principal repayments of commercial leases                    (378)      (1,217)        (341)
  Purchase of loans receivable                                2,378           -            -
  One- to four- family mortgage participations securitized      -             -           (47)
                                                            -------      -------      -------
  At end of period                                       $  410,674      372,702      340,115
                                                            -------      -------      -------

Consumer loans (gross):
  At beginning of period                                 $   14,152       13,585       12,442
  Consumer loans originated                                   6,000        6,813        6,615
  Principal repayments                                       (6,794)      (6,246)      (5,472)
                                                            -------       ------       ------
  At end of period                                           13,358       14,152       13,585
                                                            -------       ------       ------

Total loans (gross)                                       $ 424,032      386,854      353,700
                                                            =======      =======      =======

Mortgage-backed securities held to maturity:
  At beginning of period                                  $ 16,866        21,647        26,435
  One- to four- family mortgage participations securitized     -              -             47
  Amortization and principal repayments                     (5,689)       (4,781)       (4,835)
                                                           -------        ------       ------
  At end of period                                        $ 11,177        16,866        21,647
                                                           =======       =======      =======


















LOANS AND MORTGAGE-BACKED SECURITIES MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the Bank's loans and mortgage-backed securities held to maturity portfolios at September 30, 1998.
The table does not include prepayments or scheduled principal amortization.
Principal repayments and prepayments on loans and mortgage-backed securities held to maturity totalled $113.0 million, $69.0 million, and $55.7 million for the years ended September 30, 1998, 1997 and 1996, respectively.

                                                     At September 30, 1998
                     Fixed Rate            Adjustable Rate               Other Loans             Totals
                                                                                              Mortgage-
                                                                 Commercial          Total   Backed
                       One-to-            One-to-                 Equip-             Loans   Securities
                       Four     Multi-     Four   Multi-  Commer-  ment              Receiv- Held to
                       Family   Family   Family   Family   cial    Leases  Consumer  able    Maturity    Total
                                                          (in thousands)
AMOUNTS DUE:
Within one year    $   19,369    738     70,666    27,371    733     30     4,965  123,872    6,991    130,863
After one year:
One to three years     32,370  1,070     80,410    35,187  2,064     -      4,888  155,989    1,421    157,410
Three to five years    25,552    674     27,771    16,692    498     -      2,085   73,542    1,054     74,596
Five to 10 years       41,561    875         -         -      -      -      1,285   43,721    1,543     45,264
10 to 20 years         22,112    207         -         -      -      -        135   22,454      168     22,622
Over 20 years           4,454     -          -         -      -      -        -      4,454      -        4,454
                      -------   ----    -------    ------  -----  -----     -----  -------   ------    -------
Total due after
  one year           126,049   2,826    108,181    52,149  2,562     -     13,358  300,160    4,186    304,346

Total amounts due  $ 145,418   3,564    178,847    79,520  3,295     30    13,358  424,032   11,177    435,209

Less:
  Loans in process                                                                       1      -            1
  Unearned discounts,
    premiums and deferred
    loan costs, net                                                                 (2,168)     -       (2,168)
  Allowance for possible loan losses                                                   591      -          591
                                                                                    ------   ------     ------
Loan receivable and mortgage-
  backed securities held to
  maturity, net                                                                   $425,608      11,177    436,785
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

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank originates fixed and adjustable rate multi-family loans secured by properties (five units or more) typically located in its primary market area. These loans generally have rate and payment adjustment periods of 3 to 5 years, with amortizations of up to 30 years. The Bank customarily charges origination fees of up to 3% of the loan amount for newly originated loans and lesser fees for renewals or modifications of existing loans. The Bank's policies generally require personal guarantees from the borrowers, with joint and several liability. The Bank's underwriting decisions relating to these loans are primarily based upon the net operating income generated by the property in relation to the debt service ("debt coverage ratio"), the borrower's cash-at-risk position, financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending relationship with the borrower. The Bank originates multi-family loans in amounts up to 85% of the lower of the appraised value of the property or the purchase price. The Bank generally requires a minimum debt coverage ratio of 1.15x on multi-family properties, utilizing forecasted net operating income.
As of September 30, 1998, $83.1 million, or 19.6%, of the Bank's loan portfolio consisted of multi-family loans. Multi-family mortgage loans typically involve substantially larger loan balances than single-family mortgage loans, and are dependent on successful property operation as well as on general and local economic conditions.

In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. Commercial real estate loans are generally granted in amounts up to 75% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. As of September 30, 1998, $3.3 million, or 0.8%, of the Bank's loan portfolio consisted of commercial loans.

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

COMMERCIAL LEASES. The Bank purchased 454 full-payout commercial equipment leases located in various parts of the country with original aggregate outstanding principal balances of $3.0 million during fiscal 1995. These leases were all originated by, serviced by, and financially guaranteed by Bennett Funding Group of Syracuse, New York. See further discussion in
"Classified Assets". As of September 30, 1998, $30,000 or 0.01% of the Bank's loan portfolio consisted of commercial leases.


CONSUMER, HOME EQUITY AND OTHER LENDING. The Bank offers a variety of consumer loans, although its current portfolio consists primarily of home equity and second mortgage loans. Also included in consumer loans are installment loans secured by automobiles, boats and recreational vehicles, and other secured and unsecured loans. As of September 30, 1998, $13.4 million or 3.2% of the Bank's loan portfolio consisted of consumer loans.

The Bank's home equity loans consist of fixed and adjustable rate mortgage loans generally secured by second mortgages on one- to four-family owner-occupied residential properties located in its primary market area. The second mortgage loan products are currently offered in both fixed and adjustable rate, fixed-term loans for up to 30 years.

LOAN APPROVAL PROCEDURES AND AUTHORITY. Certain officers have authority to approve loans up to specified dollar amounts. One- to four-family mortgage loans conforming to agency standards and all consumer loans may be approved by the Vice President - Personal Banking, Vice President - Loan Investments and designated underwriters up to the agency maximum loan limitations. Non-conforming loans up to $250,000 and otherwise conforming to the Loan Policy may be approved by the Vice President - Loan Investments. Loans of up to $500,000 may be approves by the Vice President - Loan Investments with the concurrence of a member if the Bank loan committee. Secured mortgage and unsecured consumer loans may be approved by designated personal banking managers. The
Bank's policies generally provide that all other loans are to be approved by the Board or certain committees which include Board members. All multi-family loans over $1.5 million and one- to four-family construction loans over $1.5 million require the approval of a majority of the Board.

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


Set forth below is certain information regarding delinquent loans at September
30, 1998, 1997 and 1996:

                                At September 30, 1998                       At September 30, 1997
                            60-89 Days       90 Days or More         60-89 Days        90 Days or More
                        -----------------  ------------------     -----------------   -----------------
                        Number  Principal   Number  Principal     Number  Principal   Number  Principal
                          of     Balance      of     Balance        of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans       Loans  of Loans     Loans  of Loans
                                               (Dollars in thousands)
One- to four- family       8    $   501        6   $    571          5     $  141        8    $ 1,166
Multi-family               -         -         1        228          -         -         -         -
Commercial                 -         -         -         -           -         -         1        231
Commercial leases (1)      -         -         1         30          -         -         1        408
                          --        ---       --     ------         --       ----       --       ----
Total mortgage loans       8        501        8        829          5        141       10      1,805

Consumer                   1         14        1          2          5         40        2          3
                          --        ---       --     ------         --       ----       --       ----
Total loans                9    $   515        9    $   831         10     $  181       12    $ 1,808
                          ==        ===       ==     ======         ==       ====       ==      =====

Delinquent loans to
  total loans                      0.12%               0.20%                 0.05%               0.47%
                                    ===              ======                  ====                ====

                                At September 30, 1996
                            60-89 Days       90 Days or More
                        -----------------  ------------------
                        Number  Principal   Number  Principal
                          of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans
                                 (Dollars in thousands)
One- to four- family       6     $  141        7     $  671
Commercial                 -         -         2        378
Commercial leases (1)      -         -         1      2,032
                          --        ---       --     ------
Total mortgage loans       6        141       10      3,081

Consumer                   1          5        2          5
                          --        ---       --     ------
Total loans                7     $  146       12     $3,086
                          ==        ===       ==     ======
Delinquent loans to
  total loans                      0.04%               0.87%
                                    ===              ======

(1) Relates to leases purchased from Bennett Funding Group - see further discussion in "CLASSIFIED ASSETS". For purposes of this table, the portfolio of leases has been considered to be one loan due to the collectibility issues related to the leases.


NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, loans which are 90 days or more past due, and real estate in foreclosure. The Bank continues accruing interest on all consumer loans until a loss determination is made. Upon determination that the loan will result in a loss, the Bank discontinues the accrual of interest and/or establishes a reserve in the amount of the anticipated loss. For the year ended September 30, 1998, interest income on non-accrual loans included in net income amounted to less than $1,000. If all non-accrual mortgage loans, as of September 30, 1998, had been currently performing in accordance with their original terms, the Bank would have recognized interest income from such loans of $34,000.

                                                At September 30,
                                 1998       1997       1996       1995       1994
                                            (Dollars in thousands)
Non-accrual mortgage loans    $    799   $  1,397   $  1,049     $  604     $  279
Non-accrual commercial leases       30        408      2,032         -          -
Non-accrual consumer loans           2          3          5         13          3
                                 -----        ---        ---        ---        ---
  Total non-accrual loans          831      1,808      3,086        617        282

Consumer loans 90 days or more
  past due and still accruing    -          -          -          -          -
                                 -----        ---        ---        ---        ---
  Total non-performing loans       831      1,808      3,086        617        282

Real estate in foreclosure         131        215         97         -          88
                                 -----        ---        ---        ---        ---
  Total non-performing assets $    962   $  2,023   $  3,183     $  617     $  370
                                 =====        ===        ===        ===        ===
Total non-performing loans to
  total loans                     0.20%      0.47%      0.87%      0.23%      0.13%
                                 =====        ===        ===        ===        ===
Total non-performing assets to
  total assets                    0.19%      0.41%      0.67%      0.16%      0.11%
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

As of September 30, 1998, the Bank had classified assets of $962,000. Classified loans of $799,000 were categorized as substandard, consisting of 6 residential mortgage loans, 1 multi-family loan, and 1 unsecured line of credit. In addition to the mortgage and consumer portfolio, the Bank classified its investment in commercial leases as substandard. There were no assets classified as doubtful.

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

In August 1997, the Bank and the Bennett Bankruptcy Trustee reached a settlement agreement. Under the terms of this agreement, the Bank received post bankruptcy lease receipts totaling $1.1 million. Repayment of the balance of $408,000 in lease receivables at September 30, 1997 is expected from future lease payments. The settlement also ended all outstanding litigation. As a result of the settlement, the Company charged off $406,000 of leases in 1997, against the previously established allowance. During fiscal 1998, the Company received and additional $378,000 in payments. At September 30, 1998 the recorded book value of the Bennett lease was $30,000.

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

The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                           At or for the Years Ended September 30,
                                       1998      1997      1996      1995      1994
                                                  (Dollars in thousands)
Balance at beginning of year        $ 460     $ 810     $ 403     $ 228     $ 233
Provision for loan losses             181        64       410       192        48
Charge offs:
  One-to four-family                    -         -        (8)       (2)        -
  Multi-family                          -         -         -        (5)      (21)
  Commercial leases                     -      (406)        -         -         -
  Consumer loans                      (51)      (19)      (26)      (19)      (32)
                                     ----      ----      ----      ----      ----
Total Charge-offs                     (51)     (425)      (34)      (26)      (53)

Recoveries - Consumer loans             1        11        31         9         -
                                     ----      ----      ----      ----      ----
Balance at end of year              $ 591     $ 460     $ 810     $ 403     $ 228
                                     ====      ====      ====      ====      ====
Ratio of charge-offs during the
  year to average loans
  outstanding during the year        0.01%     0.11%     0.01%     0.01%     0.03%
                                     ====      ====      ====      ====      ====
Ratio of allowance for loan losses
  to net loans receivable at end
  of year                            0.014%    0.12%     0.23%     0.15%     0.11%
                                     ====      ====      ====      ====      ====
Ratio of allowance for loan losses
  to total non-performing loans at
  end of year                       71.12%    25.44%    26.25%    65.32%    80.85%
                                    =====     =====     =====    ======     =====
Ratio of allowance for loan losses
  to non-performing assets at end
  of year                           61.43%    22.74%    25.48%    65.32%    61.62%
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

The following table also sets forth the percent of loans in each category to total loans.

                                                                At September 30,
                                           1998                       1997                   1996
                                             % of Loans                 % of Loans             % of Loans
                                             in Category                in Category            in Category
                                              of Total                   of Total               of Total
                                             Outstanding                Outstanding            Outstanding
                                  Amount        Loans         Amount       Loans      Amount      Loans
                                                        (Dollars in thousands)
Mortgage loans:
  One- to four- family            $ 241        76.47%          $ 158      78.83%      $  90      78.34%
  Multi-family                      140        19.59              84      16.66          57      15.65
  Commercial                         52         0.78              35       0.75         104       1.60
  Commercial leases                   2         0.01              21       0.10         406       0.57
Consumer loans                      148         3.15             157       3.66         150       3.84
Unallocated                           8           -                5         -            3         -
                                   ----       ------            ----     ------        ----     ------
  Total allowance for loan losses $ 591       100.00%          $ 460     100.00%      $ 810     100.00%
                                   ====       ======            ====     ======        ====     ======

                                                  At September 30,
                                           1995                       1994
                                             % of Loans                 % of Loans
                                             in Category                in Category
                                              of Total                   of Total
                                             Outstanding                Outstanding
                                  Amount        Loans         Amount       Loans
                                                (Dollars in thousands)
Mortgage loans:
  One- to four- family            $  70        76.40%          $  48      75.41%
  Multi-family                       46        17.12              42      18.98
  Construction                       89         0.93              -          -
  Commercial leases                  24         0.89              -          -
Consumer loans                      132         4.66             130       5.61
Unallocated                          42           -                8         -
                                   ----         ----            ----      -----
  Total allowance for loan losses $ 403       100.00%          $ 228     100.00%
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

The Company is the holder of certain subordinated notes (the Notes) issued by Cole Taylor Financial Group, Inc. The Notes have a par value and cost basis of $3.0 million. The Notes were acquired by the Company in 1994, when Cole Taylor Financial Group, Inc. was the parent company for both a consumer finance company and a Chicago area Bank. In fiscal 1997, Cole Taylor's bank subsidiary was "spun-off" to certain Cole Taylor shareholders in exchange for stock and certain assets. The Notes remained as obligations of the surviving company, which is now known as Reliance Acceptance Group, Inc. (RACC) and is the parent company for the consumer finance company.

On November 14, 1997, RACC filed a Form 10-Q with the SEC in which RACC reported, among other things, substantial additions to its loan loss reserves, increasing delinquencies and repossession losses, a severe decline in its net interest margin, continuing defaults under senior credit agreements, a lack of future funding sources, and the imposition of substantial restrictions by senior lenders. In April 1998 RACC filed a plan of reorganization with the United States Bankruptcy Court in Delaware.

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

The following table sets forth certain information regarding the amortized cost and fair value of the Company's investment securities portfolio at the dates indicated:

                                                         At September 30,
                                          1998                   1997                 1996
                                 Amortized     Fair     Amortized     Fair   Amortized     Fair
                                   Cost       Value        Cost      Value     Cost       Value
                                                          (in thousands)
Interest-earning deposits:
  FHLB daily investment         $   547        547         722        722        -          -
  Money market fund                   8          8       1,592      1,592        225       225
                                  -----      -----         ---        ---      -----     -----
Total interest-bearing deposits $   555        555       2,314      2,314        225       225
                                  =====      =====       =====      =====      =====     =====

Federal funds sold              $   100        100         100        100        200       200
                                   ====        ===       =====      =====      =====     =====

Mutual funds -
  Federated Liquid Cash Trust   $    -           -       3,154      3,154      3,146     3,146
                                  =====      =====       =====      =====      =====     =====

FHLB-Chicago Stock              $ 6,510      6,510       5,700      5,700      5,795     5,795
                                  =====      =====       =====      =====      =====     =====

Investment securities
  available for sale:
  U.S. Government and
  agencies                     $ 58,439     58,979      64,467     64,687     66,000    64,972
Corporate asset-backed
  securities                         -          -        2,616      2,613      7,331     7,267
Corporate debt securities            -          -        3,000      2,997      5,973     5,865
                                -------     ------      ------     ------     ------    ------
Total investment securities
  available for sale           $ 58,439     58,979      70,083     70,297     79,304    78,104
                                =======     ======      ======     ======     ======    ======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 1998.

                                                       At September 30, 1998

                                One Year                  One to         Five to      More than
                                 or Less           Five Years      10 Years    10 Years                   Total
                                                                                                Avg
                                       Wtd               Wtd            Wtd           Wtd     remaining                  Wtd
                               Amtzd   Avg      Amtzd    Avg     Amtzd  Avg    Amtzd  Avg     Years to   Amtzd  Fair     Avg
                               Cost   Yield     Cost    Yield    Cost  Yield   Cost  Yield    Maturity   Cost   Value   Yield
                                                           (dollars in thousands)
U.S. Government and agencies $  9,991  7.00%     9,992   6.25   38,456  6.77%     -     -        7.2     58,439  58,979  6.72%
                               ======           ======          ======          ====                     ======  ======


Investments include $59 million in callable notes. These securities are shown as repricing at their respective maturity dates although there can be no assurance that the securities will not be called before maturity. The issues include $10 million 6.25% FHMLC due 3/12/2003, callable 3/12/99, $10 million 6.90% FNMA due 5/6/2008, callable 5/6/99, $20 million 6.77% FNMA due 5/21/2008, callable 5/21/99, $8.5 million 6.60% FHLMC due 6/24/2008, callable
6/24/99, and a $10 million 7.00% FHLMC, originally due 11/27/2007, called to settle on 12/7/98.

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

The following table presents the deposit activity of the Bank for the years indicated.

                                               Years Ended September 30,
                                           1998         1997           1996
                                                   (in thousands)
Deposits                               $ 372,003      156,089      234,407
Withdrawals                             (377,067)    (144,310)    (214,502)
                                         -------      -------      -------
Net deposits in excess of withdrawals     (5,064)      11,779       19,905
Interest credited on deposits             12,341        8,730        7,036
                                         -------      -------      -------
Total increase in deposits             $   7,277       20,509       26,941
                                         =======      =======      =======


The following table sets forth maturities time deposits over $100,000 at September 30, 1998:

                           Maturity Period
                                                 (in thousands)
                 Three months or less               $  5,877
                 Over three through six months         4,253
                 Over six through 12 months           10,859
                 Over 12 months                        3,524
                                                     -------
                                                    $ 24,513
                                                     =======
/TABLE

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of fiscal year-end balances instead of average balances resulted in any material difference in the information presented.

                                                      At September 30,
                                           1998                               1997
                                                      Weighted                         Weighted
                                          Percent of   Average             Percent of  Average
                                            Total      Nominal               Total     Nominal
                                Amount    Deposits      Rate       Amount  Deposits     Rate
                                                  (dollars in thousands)
Passbook Savings             $ 126,901    38.38%      4.16%     $ 100,588    31.10%     3.83%
Transaction Accounts:
  NOW/non-interest bearing       5,981     1.81         -           4,766     1.47         -
  NOW                           15,972     4.83       2.25         13,201     4.08       2.18
  Money market and management   17,462     5.28       4.03         17,634     5.45       4.21
                                ------    -----       ----         ------     ----       ----
    Total transaction accounts  39,415    11.92       2.70         35,601    11.01       3.70

Certificate Accounts:
  3 month                        2,589     0.78       4.95          3,820     1.18       5.23
  6 month                       18,095     5.47       5.25         15,631     4.83       5.52
  7 month                        4,662     1.41       5.32          4,615     1.43       5.35
  8 month                       39,875    12.06       5.69         12,221     3.78       5.65
  10 month                      17,876     5.41       5.44         30,926     9.56       5.99
  12 month                      28,263     8.55       5.63         43,244    13.37       5.94
  13 month                       3,984     1.20       5.59         18,159     5.61       6.04
  15 month                      15,377     4.65       5.64         15,081     4.66       5.85
  24 month                      11,967     3.62       5.78         11,506     3.56       5.72
  36 month                       7,533     2.28       5.82          7,904     2.44       6.10
  36 month rising rate           4,578     1.38       5.29         14,161     4.38       6.55
  60 month                       9,455     2.86       5.91          9,681     2.99       5.82
  Other                            100     0.03       5.50            305     0.09       6.04
                                ------    -----       ----         ------     ----       ----
  Total certificate accounts   164,354    49.70       5.59        187,254    57.89       5.79
                                ------    -----       ----         ------     ----       ----
Total Deposits               $ 330,670   100.00%      4.78%     $ 323,443   100.00%      4.89%
                               =======   ======       ====        =======   ======       ====


                                      At September 30,
                                           1996
                                                      Weighted
                                          Percent of   Average
                                            Total      Nominal
                                Amount    Deposits      Rate
                                  (dollars in thousands)
Passbook Savings             $  86,077   28.41%       3.35%

Transaction Accounts:
  NOW/non-interest bearing       4,596    1.52         -
  NOW                           13,471    4.45       2.17
  Money market and management   19,192    6.34       4.16
                                ------   -----       ----
    Total transaction accounts  37,259   12.30       2.93

Certificate Accounts:
  3 month                          572    0.19       4.80
  6 month                       12,287    4.06       5.00
  7 month                       39,411   13.01       5.83
  8 month                        5,191    1.71       5.15
  10 month                       5,277    1.74       5.34
  12 month                      11,789    3.89       5.35
  13 month                      19,760    6.52       5.93
  15 month                      31,806   10.50       5.91
  24 month                      22,515    7.43       6.38
  36 month                       7,924    2.62       5.64
  36 month rising rate          12,467    4.12       5.94
  60 month                      10,399    3.43       5.78
  Other                            200    0.07       5.65
                                ------   -----       ----
  Total certificate accounts   179,598   59.29       5.79
                                ------   -----       ----
Total Deposits               $ 302,934  100.00%      4.75%
                               =======  ======       ====

The following table presents, by various rate categories, the amount of certificate accounts outstanding at September 30, 1998, 1997 and 1996 and the periods to maturity of the certificate accounts outstanding at September 30, 1998.

                                                            Period to maturity from September 30, 1998
                             At September 30,
                                                                               Two to
                                                      Within       One to       Three    There-
                        1997      1996      1995     One Year     Two Years     Years    after   Total
                                                 (in thousands)
Certificate accounts:
  2.99% or less      $     139      266      587         29           -          41       69       139
  3.00% to 3.99%            -        76       -          -            -          -         -        -
  4.00% to 4.99%         5,340      660    4,080      2,733           31      2,576        -     5,340
  5.00% to 5.99%       147,841  104,941  107,182    130,744       10,193      4,302    2,602   147,841
  6.00% to 6.99%        11,034   81,081   60,437      7,978        1,850        156    1,050    11,034
  7.00% to 7.99%            -       230    7,312         -            -           -        -        -
  8.00% to 8.99%            -        -        -          -            -           -        -        -
  9.00% to 9.99%            -        -        -          -            -           -        -        -
 10.00% to 10.99%           -        -        -          -            -           -        -        -
                       -------  -------  -------    -------       ------      -----     -----  -------
Total                $ 164,354  187,254  179,598    141,484       12,074      7,075     3,721  164,354
                       =======  =======  =======    =======       ======      =====     =====  =======

BORROWINGS

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB-Chicago when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank obtains advances from the FHLB-Chicago secured by its capital stock in the FHLB-Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-Chicago. The maximum amount of FHLB-Chicago advances to a member institution generally is reduced by borrowings from any other source. At September 30, 1998, the Bank's FHLB-Chicago advances totalled $121.4 million.

The following table sets forth certain information regarding borrowings at and for the date indicated:

                                   At and for the Years Ended September 30,
                                               1998         1997         1996
                                                      (in thousands)
FHLB-CHICAGO ADVANCES
Average balance outstanding                 $102,968       97,879       74,078
Maximum amount outstanding at any
  month-end during the year                  128,400      113,400      115,300
Balance outstanding at year end              121,400      113,400      115,300
Weighted average interest rate
  during the year                              5.73%        5.66%        5.65%
Weighted average interest rate
  at end of year                               5.69%        5.80%        6.00%

SUBSIDIARY ACTIVITY

Fidelity Corporation, incorporated in 1970, is a wholly-owned subsidiary of the Bank. Fidelity Corporation's business is safe deposit box rentals, and annuity and insurance sales primarily to customers of the Bank. In addition, in cooperation with INVEST, full service securities brokerage services are offered to customers and non-customers of the Bank.

Fidelity Corporation owns a 7.64% ownership interest as a limited partner and a
 .08% ownership interest as a general partner in an Illinois limited partnership formed in 1987 for the purpose of (i) developing, in the City of Evanston, Illinois, a public parking garage containing 602 parking spaces, which was sold in 1989 to the City of Evanston, and (ii) developing, managing and operating a 190 unit luxury rental apartment building adjacent thereto. Fidelity Corporation's investment in this limited partnership, represented by its capital contributions, totalled $640,000 at September 30, 1998. Losses to Fidelity Corporation other than any liability as a general partner are limited to its capital contributions. Profits to Fidelity Corporation, if any, are initially expected to be derived from partnership operations and, after pro-rata payment of "Preferred Distributions" to the partners (including Fidelity Corporation), are to be equal to Fidelity Corporation's pro-rata ownership interests in the partnership. The apartment complex, which was completed in August 1990, was 99% occupied as of September 30, 1998. The Bank is not aware of any present plans for the disposition of this project by the partnership, nor is it aware of any further funding needs of the partnership. Fidelity Corporation's portion of the operating losses for the year ended September 30, 1998 was $10,000. Losses from the operations of the property were primarily due to the expensing of certain organizational and marketing costs and non-cash expenses such as amortization and depreciation. The losses from the partnership have reduced the Bank's income.

Real estate development and investment activities involve varying degrees of risk. In the case of rental property, decreases in occupancy rates, increases in operating expenses, declines in the underlying value of the project or in its general market area, adverse changes in local, regional and/or national economic conditions, or a combination of these or other factors can have a negative effect on the profitability and value of the project. The Bank currently does not intend to engage in further real estate development activities. At September 30, 1998, Fidelity Corporation had assets of $1.3 million.

Fidelity Loan Services, Inc., (FLSI), incorporated in 1989, is a wholly-owned subsidiary of the Bank that ceased operations in October 1994.


PERSONNEL

As of September 30, 1998, the Company had 91 full-time employees and 35 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be excellent.

                          SUPERVISION AND REGULATION


GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the OTS, the FDIC, the Board of Governors of the Federal Reserve System (the "FRB"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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


RECENT REGULATORY DEVELOPMENTS

YEAR 2000 COMPLIANCE GUIDELINES. The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the FFIEC ), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the FDIA ), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution s primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator s order is cured, the regulator may restrict the institution s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.


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

INVESTMENTS AND ACTIVITIES. The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries from: (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that does not have FDIC insurance of accounts.

A savings and loan holding company may acquire savings associations located in more than one state in both supervisory transactions involving failing savings associations and nonsupervisory acquisitions of healthy institutions, subject to the requirement that in any nonsupervisory transaction, the law of the state in which the savings association to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. State laws vary in the extent to which interstate acquisitions of savings associations and savings and loan holding companies are permitted. Illinois law presently permits savings and loan holding companies located in any state of the United States to acquire savings associations or savings and loan holding companies located in Illinois, subject to certain conditions, including the requirement that the laws of the state in which the acquiror is located permit savings and loan holding companies located in Illinois to acquire savings associations or savings and loan holding companies in the acquiror's state.

A savings and loan holding company that, like the Company, controls only one savings association subsidiary is generally not subject to any restrictions on the non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a qualified thrift lender (see "--The Bank-- Qualified Thrift Lender Test"). If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk, including imposing limitations on (i) the payment of dividends by the savings association to the holding company, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

Federal law also prohibits acquisition of control of a savings association or savings and loan holding company without prior notice to certain federal bank
regulators.   Control  is defined in certain cases as acquisition of 10% of the outstanding shares of a savings association or savings and loan holding company.

DIVIDENDS.   The Delaware General Corporation Law (the "DGCL") allows the
Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL), or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the OTS possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by savings and loan holding companies.

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

During calendar year 1998, SAIF assessments ranged from 0% of deposits to 0.27% of deposits.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and Bank Insurance Fund ("BIF") members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the period October 1, 1997 to September 30, 1998, the FICO assessment rate for SAIF members ranged from 0.0632% of deposits to 0.0621% of deposits while the FICO assessment rate for BIF members ranged from 0.0126% of deposits to 0.0112% of deposits. During the year ended September 30, 1998, the Bank paid FICO assessments totaling $203,000.

OTS ASSESSMENTS. All Federal savings associations are required to pay supervisory fees to the OTS to fund the operations of the OTS. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OTS. During the year ended September 30, 1998, the Bank paid supervisory fees to the OTS totaling $112,000.

CAPITAL REQUIREMENTS. Pursuant to the HOLA and OTS regulations, savings associations, such as the Bank, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. For purposes of these capital standards, core capital consists primarily of permanent stockholders' equity less intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and less investments in subsidiaries engaged in activities not permitted for national banks; tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted; and total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital, and a portion of the Bank's allowances for loan and leases losses.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OTS provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit or nontraditional activities.

During the year ended September 30, 1998, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirement. As of September 30, 1998 the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 8.91%, a tangible capital ratio of 8.91% and a risk-based capital ratio of 18.99%.

The OTS has proposed to amend its regulations to establish a minimum core capital requirement of 3% of total assets for any savings association assigned a composite rating of 1 under the Uniform Financial Institutions Rating System ("UFIRS") as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations. It is not anticipated that the adoption of this proposal would affect the Bank's ability to comply with the OTS capital requirements.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

DIVIDENDS. OTS regulations impose limitations upon all capital distributions by savings associations, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution (a Tier 1 Institution ) could, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year in an aggregate amount of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio (i.e., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior OTS approval. As of September 30, 1998, the Bank was a Tier 1 Institution.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 1998. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1993. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

The OTS has proposed to amend its regulations governing capital distributions (including cash dividends) by savings associations. The proposed amendment would require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite UFIRS rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better;
(iii) have a compliance rating of 1 or 2; (iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing would be required to obtain OTS approval prior to making a capital distribution only if the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, would exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years. The proposed amendment will continue to require that the OTS be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like the Bank, is a subsidiary of a savings and loan holding company.

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

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, earnings and Year 2000 compliance. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

BRANCHING AUTHORITY. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish branch offices anywhere in the United States, either de novo or through acquisitions of all or part of another financial institution. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test, the association may branch only to the extent permitted for national banks located in the savings association's home state. As of September 30, 1998, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the QTL test.

QUALIFIED THRIFT LENDER TEST. The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" include mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the liquidity requirements of the HOLA and OTS regulations (see "--The Bank--Liquidity Requirements"). A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its activities and, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of September 30, 1998, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 99.99%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) its liquidity base (i.e., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS may also require a savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deems necessary to ensure the safe and sound operation of the association. Penalties may be imposed for failure to meet liquidity ratio requirements. At September 30, 1998, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 17.33%.

FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.


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

In February 1998, the Financial Accounting Standards issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits (Statement 132). This statement revises certain disclosures about pension and other postretirement benefits within the consolidated financial statements. This Statement does not change the measurement or recognition of the plans. Instead it standardized the disclosure requirement to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates periods beginning after December 15, 1997 and is not expected to have a material impact on the Company's results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (Statement No. 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

No other new accounting policies were adopted and the application of existing policies was not changed during fiscal 1998.

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

The OTS provides all institutions that file a schedule entitled the CONSOLIDATED MATURITY/RATE SCHEDULE (CMR) as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economics value of each type of asset, liability, and off-balance sheet contact under the assumption that the Treasury yield curve shifts instantaneous and parallel up and down 100 to 400 basis points in 100 basis point increments. The OTS provides thrifts the results of their interest rate sensitivity model, which is based on information provided by the Bank, to estimate the sensitivity of NPV.

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

The OTS model is based only on the Bank's level balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's interest rate sensitivity of NPV as of September 30, 1998.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 400 bp          41,973     (24,630)    (37)%           8.47%        - 402 bp
 + 300 bp          50,419     (16,184)    (24)%           9.94%        - 255 bp
 + 200 bp          57,202      (9,400)    (14)%          11.06%        - 143 bp
 + 100 bp          61,981      (4,622)     (7)%          11.80%        -  69 bp
     0 bp          66,603                                12.49%
 - 100 bp          72,310       5,707       9 %          13.33%        +  84 bp
 - 200 bp          79,318      12,715      19 %          14.34%        + 185 bp
 - 300 bp          88,199      21,596      32 %          15.59%        + 310 bp
 - 400 bp          97,478      30,875      46 %          16.84%        + 435 bp











ITEM 8.   FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS of FINANCIAL CONDITION
(Dollars in thousands)
September 30, 1998 and 1997


ASSETS                                                                      1998       1997
Cash and due from banks                                                 $   1,320        436
Interest-earning deposits                                                     555      2,314
Federal funds sold                                                            100        100
Investment in dollar-denominated mutual funds, at fair value                   -       3,154
FHLB of Chicago stock, at cost                                              6,510      5,700
Mortgage-backed securities held to maturity, at amortized cost
  (approximate fair value of $11,513 and $17,124 at
  September 30, 1998 and 1997)                                             11,177     16,875
Investment securities available for sale, at fair value                    58,979     70,297
Loans receivable, net of allowance for loan losses of $491 and $460
  at September 30, 1998 and 1997                                          425,608    388,262
Accrued interest receivable                                                 3,547      3,445
Real estate in foreclosure                                                    131        215
Premises and equipment                                                      4,401      3,593
Deposit base intangible                                                        66        107
Other assets                                                                1,169      1,136
                                                                         --------    -------
                                                                        $ 513,563    495,634
                                                                         ========    =======
LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                  330,670    323,443
Borrowed funds                                                            121,400    113,400
Advance payments by borrowers for taxes and insurance                       6,919      2,197
Other liabilities                                                           5,977      6,977
                                                                         --------    -------
   Total liabilities                                                      464,966    446,017

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized 2,500,000 shares;
  none outstanding                                                             -          -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,589,784 and 2,794,978 shares outstanding
  at September 30, 1998 and 1997, respectively                                 38         38
Additional paid-in capital                                                 38,117     37,494
Retained earnings, substantially restricted                                30,646     27,939
Treasury stock, at cost (1,080,566 and 987,372 shares at
  September 30, 1998 and 1997, respectively)                              (19,210)   (13,855)
Common stock acquired by Employee Stock Ownership Plan                     (1,092)    (1,662)
Common stock acquired by Bank Recognition and Retention Plans                (242)      (471)
Unrealized gain on investment securities available for sale,
  less applicable taxes                                                       340        134
                                                                         --------    -------
   Total stockholders' equity                                              48,597     49,617
                                                                         --------    -------
Commitments and contingencies

                                                                         $513,563    495,634
                                                                         ========    =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of EARNINGS
(Dollars in thousands, except per share data)
Years ended September 30, 1998, 1997, and 1996

                                                                  1998       1997       1996
INTEREST INCOME:
  Loans receivable                                             $ 30,231     28,468     23,907
  Investment securities                                           4,759      5,813      5,772
  Mortgage-backed securities                                      1,018      1,387      1,703
  Interest earning deposits                                          80         60         60
  Federal funds sold                                                 22         19         38
  Investment in dollar-denominated mutual funds                      17        168         74
                                                                -------     ------     ------
                                                                 36,127     35,915     31,554
INTEREST EXPENSE:
  Deposits                                                       15,936     15,929     13,941
  Borrowed funds                                                  5,900      5,541      4,188
                                                                -------     ------     ------
                                                                 21,836     21,470     18,129

Net interest income before provision for loan losses             14,291     14,445     13,425
  Provision for loan losses                                         181         64        410
                                                                -------     ------     ------
Net interest income after provision for loan losses              14,110     14,381     13,015

NON-INTEREST INCOME:
  Fees and commissions                                              332        341        379
  Insurance and annuity commissions                                 717        700        519
  Other                                                              58         62         59
                                                                -------     ------     ------
                                                                  1,107      1,103        957

NON-INTEREST EXPENSE:
  General and administrative expenses:
    Salaries and employee benefits                                5,682      5,366      4,878
    Office occupancy and equipment                                1,293      1,203      1,208
    Data processing                                                 524        482        449
    Advertising and promotions                                      263        515        421
    Federal deposit insurance premiums                              221        325      2,294
    Other                                                         1,216      1,346      1,294
  Amortization of deposit base intangible                            41         51         61
  Loss on (recovery of) impairment of investment securities
    available for sale                                              (22)     2,978         -
  Recapture of credit enhancement losses                             -          -         (10)
                                                                -------     ------     ------
                                                                  9,218     12,266     10,595

Income before income taxes                                        5,999      3,218      3,377
Income tax expense                                                2,219      2,293      1,235
                                                                -------     ------     ------
NET INCOME                                                     $  3,780        925      2,142
                                                                =======     ======     ======

Earnings per share - basic                                        $1.41       0.35       0.75
Earnings per share - diluted                                      $1.33       0.33       0.72

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
Years ended September 30, 1998, 1997, and 1996

                                                                                      Unrealized
                                                                               Common Gain (Loss)
                                                                     Common    Stock  on Investment
                                      Additional                     Stock    Acquired Securities
                               Common   Paid-in   Retained Treasury  Acquired   By      Available
                                Stock   Capital   Earnings  Stock    By ESOP  By BRRP's For Sale   Total
Balance at September 30, 1995    $ 38    36,795   26,449    (5,978)  (2,494)     (963)     (55)   53,792
Net income                         -        -      2,142       -       -           -        -      2,142
Purchase of treasury stock
  414,986 shares)                  -        -         -     (6,669)    -           -        -     (6,669)
Cash dividends ($.24 per share)    -        -       (740)      -       -           -        -       (740)
Amortization of award of BRRP
  stock                            -        -         -        -       -           255      -   255
Cost of ESOP shares released       -        -         -        -        416        -        -        416
Exercise of stock options and
  reissuance of treasury shares
  (2,200 shares)                   -         (6)      -         28     -           -        -         22
Tax benefit related to vested
  BRRP stock                       -         51       -        -       -           -        -         51
Tax benefit related to stock
  options exercised                -          3       -        -       -           -        -          3
Market adjustment for committed
  ESOP shares                      -        236       -        -       -           -        -        236
Change in unrealized loss on
  investment securities
  available for sale               -        -         -        -       -           -      (680)     (680)
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1996      38    37,079   27,851   (12,619)  (2,078)     (708)    (735)   48,828
Net income                         -        -        925       -       -           -        -        925
Purchase of treasury stock
 (82,030 shares)                  -        -         -      (1,389)    -           -        -     (1,389)
Cash dividends ($.30 per share)    -        -       (837)      -       -           -        -       (837)
Amortization of award of BRRP
  stock                            -        -         -        -       -           237      -   237
Cost of ESOP shares released       -        -         -        -        416        -        -        416
Exercise of stock options and
  reissuance of treasury shares
 (10,900 shares)                   -        (44)      -        153     -           -        -        109
Tax benefit related to vested
  BRRP stock                       -         78       -        -       -           -        -         78
Tax benefit related to stock
  options exercised                -         38       -        -       -           -        -         38
Market adjustment for committed
  ESOP shares                      -        343       -        -       -           -        -        343
Change in unrealized loss on
 investment securities available
 for sale                          -        -         -        -       -           -       869       869
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1997      38    37,494    27,939  (13,855)  (1,662)     (471)     134    49,617
Net income                         -        -       3,780      -         -         -        -      3,780
Purchase of treasury stock
 (254,000 shares)                  -        -         -     (5,896)      -         -        -     (5,896)
Cash dividends ($.38 per share)    -        -      (1,073)     -         -         -        -     (1,073)
Amortization of award of BRRP
  stock                            -        -         -        -         -        229       -   229
Cost of ESOP shares released       -        -         -        -        570        -        -        570
Exercise of stock options and
 reissuance of treasury shares
 (63,451 shares)                   -       (170)      -        541       -         -        -        371
Tax benefit related to vested
  BRRP stock                       -        120       -        -         -         -        -        120
Tax benefit related to stock
  options exercised                -        102       -        -         -         -        -        102
Market adjustment for committed
  ESOP shares                      -        571       -        -         -         -        -        571
Change in unrealized gain on
  investment securities available
  for sale                         -         -        -        -       -           -       206       206
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1998     $38    38,117    30,646  (19,210)  (1,092)     (242)     340    48,597
                                  ===    ======   =======   ======   ======     ======   =====    ======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Dollars in thousands)

Years ended September 30,                                                1998       1997       1996
Cash flows from operating activities:
Net income                                                            $  3,780        925      2,142
Adjustment to reconcile net income to net cash provided by
  operating activities:
    Depreciation                                                           352        351        385
    Deferred income taxes                                                  194        925       (217)
    Provision for loan losses                                              181         64        410
    Recapture of credit enhancement provision for loss                      -          -         (10)
    Net amortization and accretion of premiums and discounts               (37)        (5)       210
    Amortization of cost of stock benefit plans                            229        237        255
    Principal payment on ESOP loan                                         570        416        416
    Market adjustment for committed ESOP shares                            571        343        236
    Deferred loan costs, net of amortization                              (283)      (485)    (1,144)
    Amortization of deposit base intangible                                 41         51         61
    Loss on (recovery of) impairment of investment securities
       available for sale                                                  (22)     2,978         -
    Proceeds from sale of real estate owned                                702        245         -
    Gain on sale of real estate owned                                      (24)        -          -
    Increase in accrued interest receivable                               (102)      (246)      (289)
    Increase in other assets, net                                          (77)      (175)       (41)
    Increase (decrease) in other liabilities, net                       (1,093)    (1,225)     2,609
                                                                        ------      -----     ------
NET CASH PROVIDED by OPERATING ACTIVITIES                                4,982      4,399      5,023

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities
      available for sale                                                67,518     30,000     63,000
   Proceeds from redemption of Federal Home Loan Bank of Chicago stock   1,390        935        179
   Proceeds from loan participation sold                                    -          -       1,890
   Purchase of Federal Home Loan Bank of Chicago stock                  (2,200)      (840)    (2,974)
   Purchase of investment securities available for sale                (58,436)   (28,466)   (65,000)
   Loans originated for investment                                    (142,788)   (97,774)  (139,589)
   Purchase of loans receivable                                         (2,378)        -         -
   Purchase of premises and equipment                                   (1,160)      (164)      (177)
   Principal repayments collected on loans receivable                  107,354     64,261     50,820
   Principal repayments collected on investment securities
      available for sale                                                 2,649      4,717      7,203
   Principal repayments collected on mortgage-backed
      securities held to maturity                                        5,689      4,781      4,835
                                                                        ------      -----     ------
NET CASH USED IN INVESTING ACTIVITIES                                  (22,362)   (22,550)   (79,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                              7,227     20,509     26,941
   Net increase (decrease) in borrowed funds                             8,000     (1,900)    61,268
   Net increase (decrease) in advance payments by borrowers for
      taxes and insurance                                                4,722        244     (2,955)
   Purchase of treasury stock                                           (5,896)    (1,389)    (6,669)
   Payment of common stock dividends                                    (1,073)      (837)      (740)
   Proceeds from exercise of stock options                                 371        109         22
                                                                        ------      -----     ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               13,351     16,736     77,867
                                                                        ------      -----     ------
Net change in cash and cash equivalents                                 (4,029)    (1,415)     3,077
Cash and cash equivalents at beginning of year                           6,004      7,419      4,342
                                                                        ------      -----     ------
Cash and cash equivalents at end of year                               $ 1,975      6,004      7,419
                                                                        ======      =====     ======
CASH PAID DURING THE YEAR FOR:
  Interest                                                            $ 21,820     21,416     17,825
  Income taxes                                                           2,459      1,081      1,371
NON-CASH INVESTING ACTIVITIES - Loans transferred to real
     estate in foreclosure                                               1,163        359        113

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fidelity Federal Savings Bank, and the Bank's wholly owned operating subsidiary, Fidelity Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent.

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

DEPOSIT BASE INTANGIBLE

The deposit base intangible arising from the Bank's branch purchase and assumption of the deposit liabilities is being amortized over 10 years, using the interest method. Accumulated amortization as of September 30, 1998 and 1997 was $446,000 and $405,000, respectively.

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

Earnings per share of common stock for the year ended September 30, 1998 has been calculated according to the guidelines of Statement 128 and earnings per share of common stock for the years ended September 30, 1997 and 1996 has been restated to conform with Statement 128.

Diluted earnings per share for the years ended September 30, 1998, 1997 and 1996 are computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the period which were 2,839,225, 2,804,455 and 2,965,223, respectively. Stock options are the only potential common stock and are therefore considered in the diluted earnings per share calculations. Potential common stock are computed using the treasury stock method.

PENDING ACCOUNTING CHANGES

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

Statement 130, "Reporting Comprehensive Income," established standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statement. Statement 130 is effective for both interim and fiscal years beginning after December 15, 1997, and is not expected to have a material impact on the consolidated financial statements.


(2)   MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity are summarized as follows:

                                         1998                                   1997
                                    Gross      Gross                       Gross       Gross
                       Amortized unrealized unrealized Fair    Amortized unrealized unrealizef Fair
                         cost      gains     losses   value      cost     gains      losses   value
                                                        (in thousands)
Federal Home Loan
  Mortgage
  Corporation          $ 11,177     336         -    11,513      16,875     249         -     17,124

There were no sales of mortgage-backed securities held to maturity during the years ended September 30, 1998, 1997 and 1996.

(3)   INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale are summarized as follows:

                                         1998                                      1997
                                    Gross      Gross                          Gross       Gross
                       Amortized unrealized unrealized  Fair      Amortized unrealized unrealized   Fair
                         cost      gains     losses     value        cost      gains      losses    value
                                                        (in thousands)
U.S. Government and
  agency obligations
  due:
    Within one year    $     -       -        -           -         16,000        9          -     16,009
    After one year
      to five years        9,992     63       -        10,055       10,000       -           28     9,972
    After 5 years
      to 10 years         48,447    477       -        48,924       38,467      282          43    38,706
                        --------   ----     -----     -------      -------     ----        ---    -------
                          58,439    540       -        58,979       64,467      291          71    64,687
                        ========   ====    =====      =======      =======     ====       =====    ======
Corporate debt
  securities due:
    After one year
      to five years          -       -        -            -            22       -           -         22
    After 5 years
      to 10 years            -       -        -            -         2,978       -            3     2,975
                        --------   ---      ----      -------      -------     ----         ---    ------
                             -       -        -            -         3,000       -            3     2,997
                        ========   ===     =====      =======      =======     ====         ===   =======

Corporate asset-backed
  securities                 -       -        -            -         2,616       11          14     2,613
                        --------   ---      ----      -------      -------     ----         ---    ------

                       $  58,439   540        -        58,979       70,083      302          88    70,297
                        ========   ===     =====      =======      =======     ====       =====   =======

There were no sales of investment securities available for sale in 1998, 1997 and 1996. The fair value of investment securities available for sale is based upon quoted market prices where available. Actual maturities may differ from contractual maturities shown in the table above because the borrowers may have the right to call or prepay obligations with or without prepayment penalties.

During the fourth quarter and year ended September 30, 1997, the Company wrote down a corporate subordinated debt security in the amount of $2,978,000 by a charge to earnings to record an other than temporary impairment. The new cost basis of the security at September 30, 1997 was $22,000. The cost basis was received in fiscal 1998 in addition to a recovery of $22,000 of the charge to earnings in the prior year.

(4)  LOANS RECEIVABLE

Loans receivable are summarized as follows at September 30:

                                                     1998             1997
                                                         (in thousands)
One-to-four family mortgages                      $ 324,265           304,950
Multifamily mortgages                                83,084            64,450
Commercial                                            3,295             2,894
Commercial leases                                        30               408
Consumer loans                                       13,358            14,152
                                                  ---------          --------
Gross loans receivable                              424,032           386,854

Less:
  Loans in process                                       (1)               -
  Deferred loan costs                                 2,182             1,899
  Allowance for losses on loans                        (591)             (460)
  Unearned discount on consumer loans                   (14)              (31)
                                                  ---------          --------
                                                  $ 425,608           388,262
                                                  =========          ========

Weighted average interest rate                        7.64%             7.79%
                                                     ======            ======

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1998, 1997, and 1996 were approximately $9,845,000, $12,524,000, and $14,857,000, respectively. Custodial balances maintained in connection with the mortgage loans serviced for others were included in deposits at September 30, 1998, 1997, and 1996, and were approximately $381,000, $233,000, and $246,000, respectively. Service fee income for the years ended September 30, 1998, 1997, and 1996 was $35,000, $60,000, and $59,000, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                1998       1997      1996
                                                      (in thousands)
Balance at beginning of year                   $ 460       810       403
Provision for loan losses                        181        64       410
Charge-offs:
   Loans receivable                              (51)      (19)      (34)
   Commercial leases                              -       (406)        -
Recoveries                                         1        11        31
                                               -----      ----       ----
Balance at end of year                         $ 591       460       810
                                               =====      ====       ====

Non-accrual loans receivable were as follows:

                                                     Principal     Percent of
                                                      Balance      total loans
                                           Number  in thousands)   receivable
September 30, 1998:
  Loans receivable                           8        $   801        0.19%
  Commercial leases, Bennett Funding Group   1             30          -
                                           ----         -----       ------
                                             9            831        0.19%

September 30, 1997:
  Loans receivable                          11          1,400        0.36%
  Commercial leases, Bennett Funding Group   1            408        0.11%
                                           ---          -----       ------
                                            12          1,808        0.47%

September 30, 1996:
  Loans receivable                          11          1,054        0.30%
  Commercial leases, Bennett Funding Group   1          2,032        0.57%
                                           ---          -----       ------
                                            12        $ 3,086        0.87%


The Company's non performing loan policies, which address nonaccrual loans and any other loans where the Company may be unable to collect all amounts due according to the contractual terms of the loan, meets the definition set forth for impaired loans. At September 30, 1998 and 1997, the recorded investment in loans considered to be impaired was $30,000 and $408,000, respectively, which consisted solely of certain commercial equipment leases as more fully discussed below. For statistical and discussion purposes, the leases are considered to be one loan.

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

The Bank thereafter classified all BFG leases as substandard, placed them on non-accrual status, and categorized them as non-performing and impaired. In addition, the Bank established a valuation allowance of $406,000 for these leases during fiscal year 1997.

Normal lease payments had reduced the aggregate outstanding balance of the leases to $2.0 million prior to bankruptcy, leaving the Bank with a claim in that amount. In August 1997, the Bank and the Bennett Bankruptcy Trustee settled this claim. Under the terms of the settlement agreement, the Bank received post-bankruptcy lease receipts totaling $1.1 million, and is entitled to receive repayments on the remaining lease receivables. Repayment of the balance of $30,000 in lease receivables at September 30, 1998 is expected from future lease payments. The settlement also ended all outstanding litigation.

As a result of the settlement, the Company charged off $406,000 of leases in 1997, against the previously established valuation allowance.

On September 30, 1998 and 1997, the Bank's $30,000 and $408,000, respectively, of commercial equipment leases originated by BFG met the criteria for impaired loans. The average recorded investment in impaired loans for the years ended September 30, 1998 and 1997 was $198,000 and $1.8 million, respectively. There was no related allowance for impaired loans at September 30, 1998 and 1997.
For the year ended September 30, 1996, the Company's income recognition for these loans was limited to actual cash received, prior to the BFG bankruptcy filing, which amounted to $88,000. There was no income recorded in 1998 or 1997.


(5)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows at September 30:

                                                     1998            1997
                                                         (in thousands)
Loans receivable                                   $ 2,335          2,071
Mortgage-backed securities                              67            101
Investment securities available for sale             1,179          1,378
Investment in dollar-denominated mutual funds           -              14
Reserve for uncollected interest                       (34)          (119)
                                                    ------          -----
                                                   $ 3,547          3,445
                                                    ======          =====


(6)  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at September 30:

                                                      1998          1997
                                                        (in thousands)
Land                                               $   803           803
Buildings                                            3,790         3,630
Leasehold improvements                               1,383         1,380
Furniture, fixtures, and equipment                   3,983         3,034
                                                    ------         -----
                                                     9,959         8,847
Less accumulated depreciation and amortization       5,558         5,254
                                                    ------         -----
                                                   $ 4,401         3,593
                                                    ======         =====

Depreciation and amortization of premises and equipment for the years ended September 30, 1998, 1997, and 1996 was $352,000, $351,000, and $385,000,
respectively.

The Bank is obligated under non-cancelable leases on two of its branches. The leases contain a renewal option and a rent escalation clause. Rent expense under these leases for the years ended September 30, 1998, 1997, and 1996 approximated $136,000, $145,000, and $148,000, respectively. The projected minimum rentals under existing leases as of September 30, 1998 are as follows:

Year ended September 30,                      Amount
            1999                         $   130,000
            2000                             133,000
            2001                             134,000
            2002                             135,000
            2003                              99,000
            Thereafter                       551,000
                                           ---------
            Total                        $ 1,182,000
                                           =========


(7)  DEPOSITS

Deposits are summarized as follows at September 30:

                                            1998                                    1997
                            Stated or                                Stated or
                            Weighted               Percent            Weighted                 Percent
                            Average                of total            Average                of total
                             Rate       Amount     deposits             Rate      Amount     deposits
                                                      (Dollars in thousands)
Passbook accounts            4.16%     $126,901     38.4%              3.83%      100,588      31.0%

NOW accounts                 2.25        21,953      6.6               2.18        17,967       5.6
Money market and
  management accounts        4.03        17,462      5.3               4.21        17,634       5.5
                             ----       -------     ----               -----       ------      -----
                                        166,316     50.3                          136,189      42.1

Certificate accounts:
  91-day certificates        4.95         2,589      0.8               5.23         3,820       1.2
  6-month certificates       5.25        18,095      5.5               5.52        15,631       4.7
  7-month certificates       5.32         4,662      1.4               5.35         4,615       1.4
  8-month certificates       5.69        39,875     12.1               5.65        12,221       3.8
  10-month certificates      5.44        17,876      5.4               5.99        30,926       9.6
  12-month certificates      5.63        28,263      8.5               5.94        43,244      13.4
  13-month certificates      5.59         3,984      1.2               6.04        18,159       5.6
  15-month certificates      5.64        15,377      4.7               5.85        15,081       4.7
  24-month certificates      5.78        11,967      3.6               5.72        11,506       3.6
  36-month certificates      5.82         7,533      2.3               6.10         7,904       2.4
  36-month rising rate
    certificates             5.29         4,578      1.4               6.55        14,161       4.4
  60-month certificates      5.91         9,455      2.8               5.82         9,681       3.0
  Other certificates         5.50           100      0.0               6.04           305       0.1
                             ----       -------     ----               -----      -------      -----
                                        164,354     49.7                          187,254      57.9
                                        -------     ----                          -------      -----
                             4.78      $330,670    100.0%              4.89%      323,443    100.0%
                             ====       =======    =====               =====      =======      =====

The contractual maturities of certificate accounts are as follows at September
30:

                                      1998                     1997
                               Amount     Percent       Amount        Percent
                           (in thousands)           (in thousands)
Under 12 months             $ 141,484      86.1%        161,308         86.1
12 to 36 months                19,149      11.7          22,949         12.3
Over 36 months                  3,721       2.2           2,997          1.6
                            ---------     -----         -------        -----
                            $ 164,354     100.0%        187,254        100.0
                            =========     =====         =======        =====

The aggregate amount of certificate accounts with a balance of $100,000 or greater at September 30, 1998 and 1997 was approximately $24,513,000 and $25,399,000, respectively.

Interest expense on deposit accounts is summarized as follows for the years ended September 30:

                                                      1998    1997     1996
                                                         (in thousands)
NOW accounts                                      $    359     304     329
Money market and management accounts                   744     773     841
Passbook accounts                                    4,522   3,402   2,673
Certificate accounts                                10,311  11,450  10,098
                                                    ------  ------   ------
                                                  $ 15,936  15,929  13,941
                                                    ======  ======   ======

(8)  BORROWED FUNDS

Borrowed funds are summarized as follows at September 30:

                                      Interest rate            Amount
                                      1998     1997       1998        1997
                                                            (in thousands)
Secured advances from the
  FHLB of Chicago:
    Fixed rate advances due:
      January 5, 1998                    - %   5.29       $   -       24,000
      August 16, 1998                    -     6.04           -       14,000
      February 21, 2000                5.48    5.48        25,000     25,000
      August 8, 2000                   5.60    5.60        20,000     20,000
      January 2, 2000                  5.65     -          24,000        -
      August 17, 2001                  5.63     -          30,000        -
    Open line advance, due on demand      variable         22,400     30,400
                                       ----   -----       -------    -------
                                                        $ 121,400    113,400
                                                          =======    =======
Weighted average rate                  5.69%   5.80

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of September 30, 1998, the Company and Bank met the capital adequacy requirements to which they are subject.

The most recent notification, July 1998, from the federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that have changed the Company's or the Bank's category.

The Company's and the Banks actual capital amounts and ratios as of September 30, 1998 and 1997 are as follows:

                                                                            To be well capitalized
                                                             For capital          under prompt
                                           Actual         adequacy purposes      corrective action
                                       Amount    Ratio    Amount     Ratio      Amount     Ratio
                                                    (dollars in thousands)
As of September 30, 1998:
Total capital
  (to risk weighted assets):
Consolidated                          $48,597    19.86%    n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          47,123    19.35    19,481      8.00     24,352       10.00

Tier 1 capital
  (to risk weighted assets):
Consolidated                           47,129    19.26     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          45,655    18.75     n/a        n/a      14,611        6.00

Tier 1 capital
  (to adjusted assets):
Consolidated                           47,129     9.20     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          45,655     8.91    15,374      3.00     25,624        5.00

Tangible capital
Consolidated                           47,129     9.20     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          45,655     8.91     7,687      1.50      n/a         n/a


                                                                            To be well capitalized
                                                             For capital          under prompt
                                           Actual         adequacy purposes      corrective action
                                       Amount    Ratio    Amount     Ratio      Amount     Ratio
                                                    (dollars in thousands)
As of September 30, 1997:
Total capital
  (to risk weighted assets):
Consolidated                          $49,617    21.04%    n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          43,772    18.81    18,614      8.00     23,268       10.00

Tier 1 capital
  (to risk weighted assets):
Consolidated                           48,117    20.41     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          42,272    18.17     n/a        n/a      13,961        6.00

Tier 1 capital
  (to adjusted assets):
Consolidated                           48,117     9.73     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          42,272     8.59    14,755      3.00     24,591        5.00

Tangible capital
Consolidated                           48,117     9.73     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          42,272     8.59     7,378      1.50      n/a         n/a


(10)  INCOME TAXES

Income tax expense is summarized as follows for the years ended September 30:

                                             1998        1997        1996
                                                    (in thousands)
Current:
  Federal                                 $ 1,978       1,282        1,425
  State                                       344          86           27
                                           ------       -----        -----
Total current                               2,322       1,368        1,452

Deferred:
  Federal                                     (84)        754         (177)
  State                                       (19)        171          (40)
                                           ------       -----        -----
Total deferred                                (103)       925         (217)
                                           ------       -----        -----
                                          $ 2,219       2,293        1,235
                                           ======       =====        =====

The reasons for the difference between the effective tax rate and the corporate Federal income tax rate of 34% are detailed as shown below for the years ended September 30:

                                            1998         1997         1996
Federal income tax rate                     34.0%        34.0         34.0
State income taxes, net of federal benefit   4.3          1.1           -
Decline in value of investment security       -          35.8           -
Other                                       (1.3)         0.3          2.6
                                           ------       -----        -----
Effective income tax rate                   37.0%        71.2         36.6
                                           ======       =====        =====

Retained earnings at September 30, 1998 includes $4.6 million of "base-year" tax bad debt reserves for which no provision for federal or state income taxes has been made. If in the future this amount, or a portion thereof, is used for certain purposes, then a federal and state tax liability will be imposed on the amount so used at the then current corporate income tax rates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at September 30:

                                                                1998       1997
                                                                 (in thousands)
Deferred tax assets:
  Deferred compensation                                         $    16        12
  Allowance for loan losses                                         229       178
  Decline in value of investment security                         1,106     1,153
  Retirement and pension plans                                      383       182
                                                                  -----     -----
                                                                  1,734     1,525
Less valuation allowance                                         (1,106)   (1,153)
                                                                  -----     -----
Deferred tax assets                                                 628       372

Deferred tax liabilities:
  Deferred loan fees and costs                                   (1,509)   (1,419)
  FHLB stock, due to stock dividends                                (87)     (101)
  Property and equipment, due to depreciation                      (195)     (106)
  Tax bad debt reserves                                            (852)     (852)
  Tax basis in partnership less than book                          (188)     (177)
  Unrealized gain on investment securities available for sale      (200)      (79)
  Other                                                             (35)      (58)
                                                                 ------     -----
Deferred tax liabilities                                         (3,066)   (2,792)
                                                                 ------     -----
Net deferred tax liability                                      $(2,438)   (2,420)
                                                                 ======    ======

The valuation allowance for deferred tax assets was $1,106,000 and $1,153,000 as of September 30, 1998 and 1997, respectively. The valuation allowance relates to the capital loss of an investment security. As capital losses can only be utilized to offset capital gains, there is uncertainty as to the realization of this deferred tax asset. The decrease in the valuation allowance relates to the utilization of capital losses to reduce capital gains in the current year.


(11) PENSION PLAN

The Bank has a noncontributory defined benefit pension plan which covers substantially all full-time employees who are 21 years of age and older and have been employed for a minimum of one year. Pension costs are accrued and funded as computed by the consulting actuary, using the entry age normal actuarial cost method. Total pension expense for the years ended September 30, 1998, 1997, and 1996 was approximately $112,000, $123,000 and $111,000, respectively.

Accumulated benefit obligation, projected benefit obligation, accrued pension liability, and net periodic pension cost, as estimated by the consulting actuary, and plan net assets as of August 31, the date of the latest actuarial valuation, are as follows:

                                                            1998       1997
                                                             (in thousands)
Actuarial present value of accumulated benefit
  obligation, including vested benefits of $840
  and $768 in 1998 and 1997, respectively                 $   888       811
                                                            =====      ====

Actuarial present value of projected benefit obligation   $(1,537)   (1,486)
Plan assets at fair value                                   1,281     1,193
                                                            -----     -----
Plan assets less than projected benefit obligation           (256)     (293)
                                                            -----     -----
Unrecognized net gain (loss)from past experience different
  from that assumed, and effects of changes in assumptions    (52)      (62)
Unrecognized prior service cost                               (42)        -
Unrecognized transition obligation, being recognized over
  17 years                                                    (54)      (61)
                                                            -----     -----
Net accrued pension cost                                  $  (404)     (416)
                                                            =====      ====

Net pension costs include the following components for the years ended September 30:

                                                      1998      1997    1996
                                                          (in thousands)
Service cost - benefits earned during the period     $ 128      128     110
Interest cost on projected benefit obligation           93       98      87
Actuarial return on plan assets                        (13)    (258)   (116)
Net gain on assets                                     (86)     165      -
Net amortization and deferral                          (10)     (10)     30
                                                      ----      ---     ---
Net periodic pension cost                            $ 112      123     111
                                                      ====      ===     ===

The discount rate used in determining the actuarial present value of the projected benefit obligation at the beginning of the year to determine the net periodic pension cost and at the end of the year for the present value of the benefit obligations during 1998, 1997, and 1996 was 7.25%. The expected long-term rate of return on assets was 8.00% during 1998, 1997, and 1996. The rate of increase in future compensation was 6.00% in 1998, 1997, and 1998.

The Bank sponsors the Fidelity Federal Savings Bank Supplemental Retirement Plan. The Supplemental Retirement Plan is intended to provide retirement benefits and preretirement death and disability benefits for certain officers of the Bank. The expense for the years ended September 30, 1998, 1997, and 1996 was approximately $121,000, $67,000, and $121,000, respectively.

(12)  OFFICER, DIRECTOR, AND EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) In conjunction with the Bank's conversion, the Bank formed an ESOP. The ESOP covers substantially all full-time employees over the age of 21 and with more than one year of employment. The ESOP borrowed $2.9 million from the Company and purchased 290,950 common shares of the Company issued in the conversion. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period not to exceed seven years. Compensation expense related to the ESOP was $1.1 million, $600,000, and $651,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

On October 1, 1994, the Company adopted the provisions of Statement of Position 93-6, (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants. SOP 93-6 requires the Company to consider outstanding only those shares of the ESOP that are committed to be released when calculating both primary and fully diluted earnings per share. SOP 93-6 also requires the Company to record the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital, with the corresponding increase or decrease to compensation expense. SOP 93-6 had the effect of increasing additional paid-in-capital and compensation expense by $571,000, $343,000, and $236,000 in 1998, 1997, and 1996,
respectively.

STOCK OPTION PLANS In conjunction with the conversion, the Company and its stockholders adopted an incentive stock option plan for the benefit of employees of the Company and a directors' stock option plan for the benefit of outside directors of the Company. The number of shares of common stock authorized under the employees' and directors' plans is 363,687, equal to 10% of the total number of shares issued in the Company's initial stock offering. The exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years.

Under the employees' plan, options granted become exercisable at a rate of 20% per year commencing one year from the date of the grant. There were 139,233 option grants exercisable at September 30, 1998 for the employees' plan. Options issued to outside directors of the Company are immediately exercisable.

The Company applies ABP Opinion No. 25 in accounting for the Stock Option Plan and, accordingly, compensation cost based on the fair value at grant date has not been recognized for its stock options in the consolidated financial statements during the years ended September 30, 1998, 1997 and 1996. As of September 30, 1997, the Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under SFAS No. 123, the Company is required to disclose pro forma net income and earnings per share for 1998, 1997, and 1996 as if compensation expense relative to the fair value of options granted had been included in earnings. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                   1998      1997      1996
Net Income:
   As reported                                   $ 3,780      925      2,142
   Pro forma                                       3,760      906      2,134

Earnings per share:
 Basic:
   As reported                                      1.41     0.35       0.75
   Pro forma                                        1.40     0.34       0.75

 Diluted:
   As reported                                      1.33     0.33       0.72
   Pro forma                                        1.32     0.32       0.72


Pro forma net income reflects only options granted in 1997 and 1996, there were no options granted in fiscal 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above, because compensation costs is reflected over the options' graded vesting period of five years for the employees stock option plan and immediately for the directors' stock option plan. Compensation for options granted prior to October 1, 1995, is not considered. However, the annual expense allocation methodology prescribed by SFAS No. 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition.

The fair value of each option granted is estimated on the grant date using the Black Scholes options pricing model. The following assumptions were used in estimating the fair value for options in 1998, 1997, and 1996:

                                                   1998      1997      1996
Dividend yield                                     1.61%     1.57%     1.53%
Risk-free interest rate                            4.25%     6.00%     6.50%
Weighted average expected life                     4.8 yrs   4.8 yrs   4.8 yrs
Expected volatility                               20.07%    25.28%    15.73%

</ TABLE>

A summary of the status of the Company's stock option transactions under the Plan for the years ended September 30, 1998, 1997 and 1996 is presented below:


                                    Employees' Plan           Directors' Plan
                                   Amount   Exercise         Amount   Exercise
                                              Price
Options outstanding at
  September 30, 1995              256,712      10.01         52,789      10.00
Options granted                     3,000      15.31             -          -
Options exercised                      -          -          (2,200)     10.00
                                  -------      -----         ------      -----
Options outstanding at
  September 30, 1996              259,712      10.01         50,589      10.00
Options granted                     1,500      17.00             -          -
Options forfeited                 (10,620)     10.00             -          -
Options exercised                  (5,400)     10.03         (5,500)     10.00
                                  -------      -----         ------      -----
Options outstanding at
  September 30, 1997              245,192      10.12         45,089      10.00
Options exercised                 (56,328)     10.00         (7,123)     10.00
                                  -------      -----         -------     -----
Options outstanding at
  September 30, 1998              188,864    $ 10.16         37,966    $ 10.00
                                  =======      =====         ======      =====


BANK RECOGNITION AND RETENTION PLANS ("BRRPs") In conjunction with the Bank's conversion, the Bank formed two BRRPs, which were authorized to acquire 4.0%, or 145,475 shares, of the common stock issued in the conversion. The shares were purchased by the Bank from the authorized but unissued shares of common stock at a price of $10 per share. The $1.5 million contribution to the BRRPs is being amortized to compensation expense as the Bank's employees and directors become vested in those shares. At September 30, 1998, 18,924 plan shares had not yet been awarded. The aggregate purchase price of all shares owned by the BRRPs is reflected as a reduction of stockholders' equity and, to the extent shares have been awarded, is shown as amortized expense as the Bank's employees and directors become vested in their stock awards. For the years ended September 30, 1998, 1997, and 1996, 22,575, 26,206, and 25,304
shares, respectively, were vested and distributed to employees. For the years ended September 30, 1998, 1997, and 1996, $229,000, $237,000, and $255,000,
respectively, was reflected as compensation expense.


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

Commitments to originate mortgage loans at September 30, 1998 and 1997 of $6.3 million and $6.3 million, respectively, represented amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. Of the commitments to originate loans at September 30, 1998, $3.7 million represented commitments for fixed rate loans with interest rates ranging from 6.25% to 8.875%.

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

The estimated fair value of the Company's financial instruments at September 30, 1998 and 1997 are as follows:

                                                1998                             1997
                                     Net carrying     Estimated      Net carrying     Estimated
                                        amount       fair value         amount       fair value
                                                         (in thousands)
FINANCIAL ASSETS:
  Cash and due from banks             $   1,320           1,320             436            436
  Interest-earning deposits                 555             555           2,314          2,314
  Federal funds sold                        100             100             100            100
  Investment in dollar-
    denominated mutual funds                 -               -            3,154          3,154
  Investment securities                  76,126          77,002          92,658         93,121
  Loans receivable                      426,199         435,230         388,722        391,217
  Accrued interest receivable             3,547           3,547           3,445          3,445
                                        -------         -------         -------        -------
Total financial assets                $ 507,847         517,754         490,829        493,787
                                        =======         =======         =======        =======
FINANCIAL LIABILITIES:
  Noninterest-bearing deposits            5,892          5,892            4,766          4,766
  NOW, money market and management,
    and passbook accounts               160,424        160,424          131,423        131,423
  Certificate accounts                  164,354        164,968          187,254        187,371
  Borrowed funds                        121,400        122,797          113,400        113,400
  Accrued interest payable                  808            808              831            831
                                        -------        -------          -------        -------
Total financial liabilities           $ 452,878        454,889          437,674        437,791
                                        =======        =======          =======        =======
/TABLE

(15)  SHAREHOLDERS' RIGHTS PLAN

On February 18, 1997, the Company's Board of Directors adopted a shareholders' rights plan (the Rights Plan). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles the registered holder thereof, under certain limited circumstances, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $60.00. Rights do not become exercisable until eleven business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of the Company's common stock, or in the event a person or group owning 10% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If the Company is acquired in a merger, share exchange or other business combination of 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire in February 2007.


(16) CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition as of September 30, 1998 and 1997 and condensed statements of earnings and cash flows for the three years ended September 30, 1998 for Fidelity Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                     STATEMENT OF FINANCIAL CONDITION
                                                            September 30,
                                                         1998          1997
                                                            (in thousands)
ASSETS
Cash and cash equivalents                            $    536          3,350
Investment in dollar-denominated mutual funds              -             154
Investment securities available for sale                   -           1,104
Equity investment in the Bank                          48,118         45,765
Other assets                                            1,135          1,654
                                                      -------         ------
                                                     $ 49,789         52,027
                                                      =======         ======





LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued taxes and other liabilities                       198            417
STOCKHOLDERS' EQUITY:
Common stock                                               38             38
Additional paid-in capital                             38,117         37,494
Retained earnings                                      30,646         27,939
Treasury stock                                        (19,210)       (13,855)
Unrealized loss on investment securities
  available for sale                                       -              (6)
                                                      -------         ------
Total Stockholders' equity                             49,591         51,610
                                                      -------         ------
                                                     $ 49,789         52,027
                                                      =======         ======

                            STATEMENTS OF EARNINGS
                                           Year ended September 30,
                                     1998          1997            1996
                                                  (in thousands)
Equity in earnings of the Bank     $ 3,890        3,818           1,992
Interest income                        141          530             651
Recovery on (loss on) impairment
  of investment securities              22       (2,978)             -
Non-interest expense                  (338)        (344)           (387)
                                    ------        -----           -----
Income before income taxes           3,715        1,026           2,256
Income tax expense                     (65)         101             114
                                    ------        -----           -----
Net income                         $ 3,780          925           2,142
                                    ======        =====           =====

                              STATEMENTS OF CASH FLOWS
                                                 Year ended September 30,
                                             1998          1997           1996
                                                        (in thousands)
OPERATING ACTIVITIES:
  Net income                                 $ 3,780         925          2,142
  Equity in undistributed
    earnings of the Bank                      (3,890)     (3,818)        (1,992)
  Dividends received from the Bank             2,330       1,391          4,282
  Net amortization and accretion of
    premiums and discounts                         1          -               1
  Loss on (recovery of) impairment of
    investment securities                         22       2,978             -
  Decrease (increase) in other assets            (51)        589             46
  Increase (decrease) in accrued taxes and
    other liabilities                           (324)       (330)            60
                                              ------       -----          -----
Net cash provided by operating activities      1,824       1,735          4,539

INVESTING ACTIVITIES:
  Principal repayments collected
    on investment securities                   1,134       1,616          2,703
  Principal payment received on ESOP loan        570         416            416
                                              ------       -----          -----
Net cash provided by investing activities      1,704       2,023          3,119
 5,302

FINANCING ACTIVITIES:
  Purchase of treasury stock                  (5,896)     (1,389)        (6,669)
  Payment of common stock dividends           (1,073)       (837)          (740)
  Proceeds from exercise of stock options        473         109             22
                                              ------       -----          -----
Net cash used in financing activities         (6,496)     (2,117)        (7,387)
                                             -------       -----          -----
Net increase in cash and cash equivalents     (2,968)      1,650            271
Cash and cash equivalents at beginning
  of year                                      3,504       1,854          1,583
                                             -------       -----          -----

Cash and cash equivalents at end of year     $   536       3,504          1,854
                                           ======      =====         =====
/TABLE

(17)  QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth certain unaudited income and expense and per share data on a quarterly basis for the three-month period indicated:

                                     Year ended September 30, 1998      Year ended September 30, 1997
                                  1st Qtr  2nd Qtr  3rd Qtr  4th Qtr   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                                              (in thousands, except per share data)
Interest income                 $  9,079    8,923    8,978    9,147     8,902    8,944    8,984    9,085
Interest expense                   5,568    5,304    5,331    5,633     5,346    5,229    5,386    5,509
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  before provision
  for loan losses                  3,511    3,619    3,647    3,514     3,556    3,715    3,598    3,576
Provision for loan
  losses                              46       15       90       30        39       -        15       10
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  after provision for
  loan losses                      3,465    3,604    3,557    3,484     3,517    3,715    3,583    3,566

Other income                         284      250      271      302       225      295      294      289
Non-interest expense               2,198    2,354    2,356    2,310     2,390    2,395    2,299    5,182(1)
                                   -----    -----    -----    -----     -----    -----    -----    -----
Income before income tax
  expense (benefit)                1,551    1,500    1,472    1,476     1,352    1,615    1,578   (1,327)
Income tax expense                   574      540      538      567       518      618      546      611
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net income (loss)               $    977      960      934      909       834      997    1,032   (1,938)
                                   =====    =====    =====    =====     =====    =====    =====    =====

Earnings (loss) per
  share                         $   0.34     0.34     0.32     0.33      0.30     0.36     0.37    (0.69)
                                    =====    =====    =====    =====    =====    =====    =====    =====
Cash dividends declared
  per share                     $   0.08     0.10     0.10     0.10      0.06     0.08     0.08     0.08
                                    =====    =====    =====    =====    =====    =====    =====    =====



(1) Fourth quarter 1997 non-interest expense includes the effect of an other than temporary impairment loss on investment securities in the amount of $2,978,000. No tax benefit was provided for this loss.

                         Independent Auditor's Report


The Board of Directors
Fidelity Bancorp, Inc.
Chicago, Illinois:


We have audited the accompanying consolidated statements of financial condition of Fidelity Bancorp, Inc. (the Company) and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.




                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
October 23, 1998

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

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation (excluding the sections marked "Compensation Committee Report of Executive Compensation" and "Stock Performance Graph") will appear in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998 and is incorporated herein by reference.

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

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

 (a) EXHIBITS (required by the SEC Regulation SK-8)
     Exhibit No.
       3.1  Restated Certificate of Incorporation of Fidelity Bancorp, Inc.*
       3.2  Bylaws of Fidelity Bancorp, Inc.
       4.0  Stock Certificate of Fidelity Bancorp, Inc.*
      10.1 Employment Agreements between the Bank and Executive and Employee Agreement between the Company and Executive *
      10.2 Special Termination Agreement between the Bank and Executive and Special Termination Agreement between the Company and Executive *
      10.6  Employee Stock Ownership Plan and Trust ***
      10.8  Recognition and Retention Plan and Trust *
      10.9  Incentive Stock Option Plan **
      10.10 Stock Option Plan for Outside Directors **
      21.0 Subsidiary information is incorporated herein by reference to "Part II - Subsidiaries"
      99.1 Proxy Statement and form of proxy for the 1999 Annual Meeting of Stockholders (except such portions incorporated by reference into this Form 10-K, the proxy materials shall not be deemed to be "filed" with the Commission).

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

     *** Incorporated herein by reference into this document from the exhibits to Form 10-K, filed on December 9, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FIDELITY BANCORP, INC.


                                 By:   /s/ Raymond S. Stolarczyk
                                       -------------------------
                                       Raymond S. Stolarczyk
Date:  December 22, 1998               Chairman of the Board and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Name                                 Title                   Date

/s/ Raymond S. Stolarczyk   Chairman and Chief Executive    December 22, 1998
-------------------------   Officer
Raymond S. Stolarczyk

/s/ Thomas E. Bentel        President and Chief             December 22, 1998
-------------------------   Operating Officer
Thomas E. Bentel

s/ James R. Kinney          Senior Vice President and       December 22, 1998
-------------------------   Chief Financial Officer
James R. Kinney

/s/ Judith K. Leaf          Corporate Secretary             December 22, 1998
-------------------------
Judith K. Leaf

/s/ Paul J. Bielat          Director                        December 22, 1998
-------------------------
Paul J. Bielat

/s/ Patrick J. Flynn        Director                        December 22, 1998
-------------------------
Patrick J. Flynn

/s/ Raymond J. Horvat       Director                        December 22, 1998
-------------------------
Raymond J. Horvat

/s/ Bonnie J. Stolarczyk    Director                        December 22, 1998
-------------------------
Bonnie J. Stolarczyk