Form 10-Q
period 1998-12-31
FIDELITY BANCORP INC /DE/
filed 1999-01-27
CIK 912219

===============================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1998


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,323,584 shares of common stock, par value $.01, outstanding as of January 15, 1999.




===============================================================================

                             FIDELITY BANCORP, INC.
                                   FORM 10-Q

                                    INDEX

Part I.   FINANCIAL INFORMATION                                      PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of December 31, 1998 (unaudited) and September 30, 1998    1

          Consolidated Statements of Earnings for the three
          months ended December 31, 1998 and 1997 (unaudited)           2

          Consolidated Statements of Changes in Stockholders'
          Equity for the three months ended December 31, 1998
          and 1997 (unaudited)                                          3

          Consolidated Statements of Cash Flows for the three
          months Ended December 31, 1998 and 1997 (unaudited)           4

          Notes to Unaudited Consolidated Financial Statements         5-6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          6-12


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            13

Item 2.   Changes in Securities                                        13

Item 3.   Defaults upon Senior Securities                              13

Item 4.   Submission of Matters to a Vote of Security Holders          13

Item 5.   Other Information                                            13

Item 6.   Exhibits and Reports on Form 8-K                             13

          Signature Page                                               14

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

ASSETS                                                    December 31,   September 30,
                                                              1998           1998
                                                            (unaudited)
Cash and due from banks                                    $    4,527         1,320
Interest-bearing deposits                                         498           555
Federal funds sold                                                100           100
FHLB of Chicago stock                                           7,410         6,510
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $10,027
  at December 31, 1998 and $11,513 at September 30, 1998)       9,910        11,177
Investment securities available for sale, at fair value        68,377        58,979
Loans receivable, net of allowance for loan losses of $630
  at December 31, 1998 and $591 at September 30, 1998         441,409       425,608
Accrued interest receivable                                     2,594         3,547
Real estate in foreclosure                                        380           131
Premises and equipment                                          4,297         4,401
Deposit base intangible                                            57            66
Other assets                                                    1,120         1,169
                                                              -------       -------
                                                            $ 540,679       513,563
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      338,447       330,670
Borrowed funds                                                148,200       121,400
Advance payments by borrowers for taxes and insurance           4,710         6,919
Other liabilities                                               5,940         5,977
                                                              -------       -------
Total liabilities                                             497,297       464,966

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,321,684 and 2,589,784 shares
  outstanding at December 31, 1998 and September 30, 1998          38            38
Additional paid-in capital                                     38,225        38,117
Retained earnings, substantially restricted                    31,297        30,646
Treasury stock, at cost (1,460,666 and 1,192,566 shares at
  December 31, 1998 and September 30, 1998, respectively)     (25,315)      (19,210)
Common stock acquired by Employee Stock Ownership Plan           (632)       (1,092)
Common stock acquired by Bank Recognition and Retention Plans    (206)         (242)
Accumulated other comprehensive income                            (25)          340
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     43,382        48,597
Commitments and contingencies
                                                           $  540,679       513,563
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)

Three months ended December 31, 1998 and 1997
                                                                 1998          1997
                                                             (unaudited)
Interest Income:
  Loans receivable                                           $  7,937         7,476
  Investment securities                                         1,130         1,259
  Mortgage-backed securities                                      184           289
  Interest earning deposits                                        18            28
  Federal funds sold                                                1            10
  Investment in mutual funds                                       -             17
                                                               ------        ------
                                                                9,270         9,079
Interest Expense:
  Deposits                                                      3,865         4,110
  Borrowed funds                                                1,775         1,458
                                                               ------        ------
                                                                5,640         5,568
                                                               ------        ------
Net interest income before provision for loan losses            3,630         3,511
  Provision for loan losses                                        25            46
                                                               ------        ------
Net interest income after provision for loan losses             3,605         3,465

Non-Interest Income:
  Fees and commissions                                             96            90
  Insurance and annuity commissions                               153           180
  Other                                                            13            14
                                                               ------        ------
                                                                  262           284
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits                              1,421         1,341
    Office occupancy and equipment                                365           291
    Data processing                                               134           127
    Advertising and promotions                                    100           112
    Federal deposit insurance premiums                             52            54
    Other                                                         337           284
  Amortization of intangible                                        9            11
  Recovery of loss on impairment of investment
    securities available for sale                                  -            (22)
                                                               ------        ------
                                                                2,418         2,198

Income before income taxes                                      1,449         1,551
Income tax expense                                                540           574
                                                               ------        ------
Net income                                                   $    909           977
                                                               ======        ======

Basic earnings per share                                     $   0.38          0.36
Diluted earnings per share                                   $   0.36          0.34
                                                               ======        ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

Three months ended December 31, 1998 and 1997
                                                                                   Accumulated
                                                                   Common   Common    Other
                                   Additional                      Stock    Stock   Comprehen-
                           Common   Paid-In   Retained Treasury  Acquired  Acquired   sive
                            Stock   Capital   Earnings   Stock   by ESOP  by BRRP's  Income      Total
                             ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1997          38    37,494     27,939  (13,855)  (1,662)    (471)      134        49,617
Net income                     -         -        977        -        -        -         -           977
Cash dividends ($.08 per
 share)                        -         -       (225)       -        -        -         -          (225)
Amortization of award of
 BRRP's stock                  -         -          -        -        -       68         -            68
Cost of ESOP shares released   -         -          -        -      570        -         -           570
Exercise of stock options
 and reissuance of treasury
 shares (18,731 shares)        -       (76)         -      263        -        -         -           187
Tax benefit related to
 stock options exercised       -        29          -        -        -        -         -            29
Market adjustment for
 committed ESOP shares         -       143          -        -        -        -         -           143
Change in accumulated other
 comprehensive income          -         -          -        -        -        -        (97)         (97)
                             ---    ------    -------   -------   ------    -----     -----      -------
Balance at
 December 31, 1997          $ 38    37,590     28,691   (13,592) (1,092)    (403)        37     $ 51,269
                             ===    ======    =======   =======   ======    =====     =====      =======

Balance at
  September 30, 1998          38    38,117     30,646  (19,210)  (1,092)    (242)      340        48,597
Net income                     -         -        909        -        -        -         -           909
Cash dividends ($.10 per
 share)                        -         -       (258)       -        -        -         -          (258)
Purchase of treasury stock
 (271,500 shares)              -         -          -   (6,161)       -        -         -        (6,161)
Amortization of award of
 BRRP's stock                  -         -          -        -        -       36         -            36
Cost of ESOP shares released   -         -          -        -      460        -         -           460
Exercise of stock options
 and reissuance of treasury
 shares (3,400 shares)         -       (17)         -       56        -        -         -            39
Tax benefit related to
 stock options exercised       -         6          -        -        -        -         -             6
Market adjustment for
 committed ESOP shares         -       119          -        -        -        -         -           119
Change in accumulated other
 comprehensive income          -         -          -        -        -        -       (365)        (365)
                             ---    ------    -------   -------   ------    -----     ------     -------
Balance at
 December 31, 1998          $ 38    38,225     31,297   (25,315)   (632)    (206)       (25)    $ 43,382
                             ===    ======    =======   =======   ======    =====     ======     =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Three months ended December 31,                              1998         1997
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $    909          977
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                     122           89
    Provision for loan losses                                         25           46
    Net amortization and accretion of premiums and discounts         (15)           1
    Amortization of cost of stock benefit plans                       36           68
    Principal payment on ESOP loan                                   460          570
    Market adjustment for committed ESOP shares                      119          143
    Deferred loan costs, net of amortization                         (83)         (66)
    Amortization of deposit base intangible                            9           11
    Sale of real estate owned                                         -           137
    Decrease in accrued interest receivable                          953          469
    Decrease (increase) in other assets                               63          (97)
    Increase (decrease) in current taxes and other liabilities       185         (353)
                                                                --------       ------
Net cash provided by operating activities                          2,783        1,995
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of investment securities             10,000       16,000
    Purchase of investment securities                            (19,968)      (9,990)
    Purchase of Federal Home Loan Bank of Chicago Stock             (900)           -
    Recovery of loss on impairment of investment
       securities available for sale                                  -           (22)
    Loans originated for investment                              (54,047)     (28,826)
    Purchase of premises and equipment                               (18)        (199)
    Principal repayments collected on loans receivable            38,046       23,122
    Principal repayments collected on investment securities           -         1,297
    Principal repayments collected on mortgage-backed securities   1,266        1,058
                                                                --------       ------
Net cash provided by (used in) investing activities              (25,621)       2,440
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                       7,777        6,477
    Net increase (decrease) in FHLB advances                      26,800      (16,100)
    Net increase (decrease) in advance payments by borrowers
       for taxes and insurance                                    (2,209)       2,449
    Purchase of treasury stock                                    (6,161)         -
    Payment of common stock dividends                               (258)        (225)
    Proceeds from exercise of stock options                           39          187
                                                                --------       ------
Net cash provided by (used in) financing activities               25,988       (7,212)
                                                                --------       ------
Net change in cash and cash equivalents                            3,150       (2,777)
Cash and cash equivalents at beginning of period                   1,975        6,004
                                                                --------       ------
Cash and cash equivalents at end of period                      $  5,125        3,227
                                                                ========       ======
CASH PAID DURING THE PERIOD FOR:
    Interest                                                    $  5,599        5,580
    Income taxes                                                     200          320
NON-CASH INVESTING ACTIVITIES-
    Loans transferred to real estate in foreclosure             $    249          990
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

The results of operations and other data for the three months ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 1999.

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

Earnings per share of common stock for the quarter ended December 31, 1998 and 1997 has been calculated according to the guidelines of Statement 128.

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period which were, 2,387,262 and 2,683,282 for the quarters ended December 31, 1998 and 1997, respectively. Diluted earnings per share of common stock for the quarters ended December 31, 1998 and 1997 has been determined by dividing net income by 2,506,426 and 2,844,253, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.


(3)   Comprehensive Income

In fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and the display of comprehensive income and its components on a full set of general purpose financial statements. SFAS 130 requires all items to be recognized under standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with other financial statements. The Company is required to classify items of "other comprehensive income" by their nature in the financial statements and display the balance of other comprehensive income separately in the stockholders' equity section of the balance sheet. For interim reporting purposes, the disclosure of other comprehensive income may be included in the notes to the interim financial statements.

The Company's comprehensive income includes net income and other comprehensive income comprised entirely of unrealized gains or losses on securities available for sale, net of tax.

Three months ended December 31,                              1998         1997
                                                               (unaudited)
Net income                                                  909           977
Other comprehensive income, net of tax -
   Unrealized loss on securities available for
   sale arising during the period                          (365)          (97)
                                                           ----          ----
Comprehensive Income                                        544           880
                                                           ====          ====

(4)  Commitments and Contingencies

At December 31, 1998, the Company had outstanding commitments to originate loans of $8.1 million, of which $5.6 million were fixed rate, with rates ranging from 6.25% to 8.25%, and $2.5 million were adjustable rate commitments.


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

The Company reported earnings for the first quarter ended December 31, 1998 of $909,000 compared with $977,000 for the same quarter a year ago. Earnings per diluted share for the quarter were $0.36 per share, up $0.02 per share from the first quarter of fiscal 1998. The increase in earnings per share was the result of an increase in net interest income from a greater number of loans receivable, and smaller number of shares outstanding.

On January 19, 1999, the Company also announced that its board of directors declared a quarterly dividend of $0.11 per share, payable on February 12, 1999 to shareholders of record as of January 29, 1999.


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

The three third party utilities on which the Company is dependent are Ameritech (phone service), Commonwealth Edison (electricity) and People's Gas (natural gas for heating). The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services.

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

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES The most likely worst case Year 2000 scenario involves a complete failure of the utility companies mentioned above for all five of our operating locations simultaneously. This scenario would severely curtail the Company's ability to conduct its business, including its ability to generate new loans and to develop new deposit account relationships. The effect on existing loans and deposits is not predictable or quantifiable.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The minimum liquidity requirement is 4% of the liquidity base, liquidity requirements will be determined quarterly, and savings associations have the option of calculating their liquidity requirements either on the basis of (i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter. Savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations. At December 31, 1998, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 19.26%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $2.8 million for the quarter ended December 31, 1998. During the quarter, investing activities of the Company used $25.6 million. Net investment securities purchases and maturities used $10.0 million. Net loan activity, consisting of new loan originations net with principal amortization and repayments used $16.0 million. Net cash provided by financing activities amounted to $26.0 million for the quarter ended December 31, 1998. Cash inflows from increased deposit accounts and FHLB borrowings of $34.6 million, far outweighed the cash outflows for treasury stock purchases and payment of Cook County real estate taxes.

At December 31, 1998, the Bank had outstanding loan commitments of $8.1 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1998 totalled $136.8 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

The Bank's Tangible Equity ratio at December 31, 1998 was 7.38%. The Tier 1 Capital ratio was 7.38%, the Tier 1 Risk-based ratio was 15.77%, and the Total Risk-Based Capital ratio was 16.02%.


CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 1998 increased $27.1 million to $540.7 million from $513.6 at September 30, 1998. Net loans receivable totalled $441.4 million, an increase of $15.8 million, or an annualized growth of 3.7%, over the balance at September 30, 1998. Loan originations in the first quarter amounted to $54.0 million.

Total deposits increased $7.8 million to $338.4 million at December 31, 1998 compared to $330.7 million at September 30, 1998. Funding for loan originations has come from deposit increases and additional FHLB borrowings. Advances totalled $148.2 million at December 31, 1998, up $26.8 million from September 30, 1998.

Book value per share on December 31, 1998 increased to $18.69, a $0.07 decrease from $18.76 at September 30, 1998. The decrease is primarily the result of stock repurchased during the quarter.


ASSET QUALITY

As of December 31, 1998, the Company had non-performing assets of $719,000.
The Bank's non-performing assets at December 31, 1998 include its investment in three real estate in foreclosure properties (two single-family residence and one multi-family) as well as non-performing loans. Classified loans and real estate in judgement of $585,200 were categorized as substandard, consisting of five residential mortgage loans, two multi-family properties, and two consumer loans. There were no assets classified as doubtful.

Management has considered the composition of its non-performing assets in its loan allowance valuation and does not anticipate any material losses on the future sale of these properties. The decrease of $243,000 in non-performing assets from September 30, 1998 to December 31, 1998 resulted from management's ongoing monitoring and follow-up procedures of delinquent customers. Management does not expect any material losses from the non-performing loans.

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

                                                       Three months ended December 31,
                                 At December 31, 1998      1998                  1997
                                                                Average                 Average
                                         Yield/  Average   Int-  Yield/  Average   Int-  Yield/
                               Balance    Cost     Balance  erest   Cost    Balance  erest   Cost
                                                    (dollars in thousands)
Interest-earning assets:
 Loans, net                   $ 441,409   7.54%   425,975  7,937  7.45%   388,765  7,476  7.69%
 Mortgage-backed securities       9,910   7.22%    10,434    184  7.05%    16,402    289  7.05%
 Interest-bearing deposits          498   4.68%     1,405     18  5.12%     1,860     28  6.02%
 Investment securities,
  mutual funds, and
  federal funds sold             75,887   6.55%    67,149  1,131  6.74%    73,989  1,286  6.95%
                               --------  -----    -------  -----  ----    -------  -----  -----
Total interest-earning assets   527,704   7.39%   504,963  9,270  7.34%   481,016  9,079  7.55%

Non-interest earning assets      12,975            16,110                  12,133
                               --------           -------                 -------
Total assets                  $ 540,679           521,073                 493,149
                               ========           =======                 =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts        151,367   3.70%   145,901  1,429  3.92%   115,716  1,083  3.74%
 Money market accounts           17,311   4.04%    17,280    176  4.07%    17,483    189  4.32%
 Certificate accounts           162,216   5.42%   163,716  2,260  5.52%   190,901  2,838  5.95%
                               --------  -----    -------  -----  ----    -------  -----  -----
Total deposits                  330,894   4.56%   326,897  3,865  4.73%   324,100  4,110  5.07%

Borrowed funds                  148,200   5.36%   127,351  1,775  5.58%   101,904  1,458  5.72%
                               --------  -----    -------  -----  ----    -------  -----  -----
Total interest-bearing
 liabilities                    479,094   4.81%   454,248  5,640  4.97%   426,004  5,568  5.23%

Non-interest bearing deposits     7,553             8,743                   5,171
Other liabilities                10,650            10,929                  10,869
                               --------           -------                 -------
Total liabilities               497,297           473,920                 442,044
Stockholders' equity             43,382            47,153                  51,105
                               --------           -------                 -------
Total liabilities and
 stockholders' equity         $ 540,679           521,073                 493,149

Net interest income/interest
 rate spread (1)                          2.58%            3,630  2.37%            3,511  2.48%

Net earning assets/net
 interest margin (2)          $  48,610            50,715         2.88%    55,012         2.92%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                      1.10x             1.11x                   1.13x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

GENERAL. Net income for the three months ended December 31, 1998 was $909,000, compared with $977,000 in the first quarter of last year. The decrease of 7.0% is a result of a 4.0% increase in net interest income after provision for loan losses, offset by lower non-interest income and increased non-interest expense.

INTEREST INCOME. Total interest income increased $191,000 to $9.3 million for the quarter ended December 31, 1998 compared to the same quarter prior year results of $9.1 million. Average interest earning assets increased 5.0% to $505.0 million for the first quarter of fiscal 1999, compared to fiscal 1998 of $481.0 million. Although the average rate decreased 21 basis points the increased volume contributed to higher income.

INTEREST EXPENSE. Interest expense remained relatively flat from quarter to quarter. For both quarters ended December 31, 1998 and 1997, interest expense amounted to $5.6 million. Average deposits outstanding increased less than one percent, however the average cost decreased 34 basis points. Average FHLB borrowings increased to $127.4 million, up 25.0% from $101.9 million for the quarter ended December 31, 1997. The Bank was able to utilize of FHLB Community Investment Program advances and other term advances to help achieve an overall cost of borrowed funds of 5.58%.

PROVISION FOR LOAN LOSSES. The Company recorded a $25,000 provision for loan losses in the first quarter of 1999, compared to a $46,000 provision in its comparable period of fiscal 1998. The provision for loan losses from year to year was reduced due to $17,000 in recoveries received from loans previously written-off. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions.

NON-INTEREST INCOME. Fee income from sales of annuities and insurance fell in the first quarter of fiscal 1999 compared to 1998, by $27,000, or 15.0% to $153,000.

NON-INTEREST EXPENSE.  Non-interest expense for the first quarter 1999
increased $220,000 to $2.4 million from $2.2 million.   The increase can be
attributed to increased salaries and benefits combined with increased office expenses. Beginning in October 1998, the Bank began depreciating its upgraded computer system.

INCOME TAXES. Income taxes decreased $34,000 for the three months ended December 31, 1998 to $540,000 versus $574,000 for the prior year due to a 5.9% decrease in pre-tax income.

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


Dated:  January 25, 1999                 /s/  RAYMOND S. STOLARCZYK
        ----------------                 --------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer





Dated:  January 25, 1999                /s/  JAMES R. KINNEY
        ----------------                 --------------------------
                                        James R. Kinney
                                        Sr. V. P. and Chief Financial Officer