Form 10-Q
period 1999-03-31
FIDELITY BANCORP INC /DE/
filed 1999-05-18
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,268,746 shares of common stock, par value $.01, outstanding as of April 20, 1999.

===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of March 31, 1999 (unaudited) and September 30, 1998        1

          Consolidated Statements of Earnings for the three and six
          months ended March 31, 1999 and 1998 (unaudited)               2

          Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended March 31, 1999 and 1998 (unaudited)   3

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 1999 and 1998 (unaudited)                      4

          Notes to Unaudited Consolidated Financial Statements           5-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             14

Item 2.   Changes in Securities                                         14

Item 3.   Defaults upon Senior Securities                               14

Item 4.   Submission of Matters to a Vote of Security Holders           14

Item 5.   Other Information                                             14

Item 6.   Exhibits and Reports on Form 8-K                              16-17

          SIGNATURE PAGE                                                15

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

ASSETS                                                      March 31,   September 30,
                                                               1999           1998
                                                            (unaudited)
Cash and due from banks                                    $    1,994         1,320
Interest-bearing deposits                                         220           555
Federal funds sold                                                100           100
FHLB of Chicago stock                                           8,460         6,510
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $8,901
  at March 31, 1999 and $11,513 at September 30, 1998)          8,783        11,177
Investment securities available for sale, at fair value        67,849        80,979
Loans receivable, net of allowance for loan losses of $654
  at March 31, 1999 and $591 at September 30, 1998            458,644       425,608
Accrued interest receivable                                     3,486         3,547
Real estate in foreclosure                                        259           131
Premises and equipment                                          4,279         4,401
Deposit base intangible                                            49            66
Other assets                                                    1,104         1,169
                                                              -------       -------
                                                            $ 555,227       513,563
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      334,906       330,670
Borrowed funds                                                169,200       121,400
Advance payments by borrowers for taxes and insurance           2,893         6,919
Other liabilities                                               5,775         5,977
                                                              -------       -------
Total liabilities                                             512,774       464,966

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,268,746 and 2,589,784 shares
  outstanding at March 31, 1999 and September 30, 1998             38            38
Additional paid-in capital                                     38,313        38,117
Retained earnings, substantially restricted                    32,035        30,646
Treasury stock, at cost (1,513,604 and 1,192,566 shares
 at March 31, 1999 and September 30, 1998, respectively)      (26,739)      (19,210)
Common stock acquired by Employee Stock Ownership Plan           (632)       (1,092)
Common stock acquired by Bank Recognition and Retention Plans    (206)         (242)
Accumulated other comprehensive income                           (356)          340
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     42,453        48,597
Commitments and contingencies
                                                           $  555,227       513,563
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

                                              Three Months ended      Six Months ended
                                                   March 31,              March 31,
                                              1999        1998         1999      1998
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 8,112      7,425      16,049    14,901
  Investment securities                       1,239      1,206       2,369     2,487
  Mortgage-backed securities                    164        272         348       561
  Interest earning deposits                       9         18          27        46
  Federal funds sold                              1          2           2        12
  Investment in mutual funds                     -          -           -         17
                                             ------     ------      ------    ------
                                              9,525      8,923      18,795    18,024
Interest Expense:
  Deposits                                    3,622      3,977       7,487     8,087
  Borrowed funds                              2,058      1,327       3,833     2,785
                                             ------     ------      ------    ------
                                              5,680      5,304      11,320    10,872

Net interest income before provision
  for loan losses                             3,845      3,619       7,475     7,152
Provision for loan losses                        15         15          40        61
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,830      3,604       7,435     7,091

Non-Interest Income:
  Fees and commissions                           94         79         190       169
  Insurance and annuity commissions             111        156         264       336
  Other                                          12         15          25        29
                                             ------     ------      ------    ------
                                                217        250         479       534
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,440      1,466       2,861     2,807
    Office occupancy and equipment              394        307         759       598
    Data processing                             109        125         243       252
    Advertising and promotions                  105         40         205       152
    Federal deposit insurance premiums           52         55         104       109
    Other                                       343        350         680       634
  Amortization of intangible                      8         11          17        22
                                             ------     ------      ------    ------
                                              2,451      2,354       4,869     4,574
                                             ------     ------      ------    ------
Income before income taxes                    1,596      1,500       3,045     3,051
Income tax expense                              602        540       1,142     1,114
                                             ------     ------      ------    ------
Net income                                  $   994        960       1,903     1,937
                                             ======     ======      ======    ======
Earnings per share - basic                  $  0.45       0.36        0.83      0.72
Earnings per share - diluted                $  0.42       0.34        0.78      0.68
                                             ======     ======      ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

Six months ended March 31, 1999 and 1998

                                                                                  Unrealized
                                                                                  Gain (Loss)
                                                               Common   Common   on Investment
                                Additional                      Stock    Stock    Securities
                         Common   Paid-In   Retained Treasury  Acquired Acquired   Available
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's  For Sale     Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1997       $38    37,494     27,939  (13,855)  (1,662)    (471)       134      $49,617
Net income                   -         -      1,937        -        -        -          -        1,937
Cash dividends ($.18 per
  share)                     -         -       (506)       -        -        -          -         (506)
Amortization of award of
  BRRP's stock               -         -          -        -        -      131          -          131
Cost of ESOP shares released -         -          -        -      570        -          -          570
Exercise of stock options
  and reissuance of treasury
  shares (26,552 shares)     -      (106)         -      372        -        -          -          266
Tax benefit related to
  stock options exercised    -        39          -        -        -        -          -           39
Market adjustment for
  committed ESOP shares      -       298          -        -        -        -          -          298
Change in accumulated other
  comprehensive income       -         -          -        -        -        -       (108)        (108)
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at March 31, 1998  $38    37,725     29,370  (13,483)  (1,092)    (340)        26      $52,244
                           ===    ======    =======   ======   ======    =====       ====      =======

Balance at
  September 30, 1998       $38    38,117     30,646  (19,210)  (1,092)    (242)       340      $48,597
Net income                   -         -      1,903        -        -        -          -        1,903
Purchase of treasury stock
 (82,030 shares)             -         -          -   (7,803)       -        -          -       (7,803)
Cash dividends ($.21 per
  share)                     -         -       (514)       -        -        -          -         (514)
Amortization of award of
  BRRP's stock               -         -          -        -        -       36          -           36
Cost of ESOP shares released -         -          -        -      460        -          -          460
Exercise of stock options
  and reissuance of treasury
  shares (15,998 shares)     -      (109)         -      274        -        -          -          165
Tax benefit related to
  stock options exercised    -        41          -        -        -        -          -           41
Market adjustment for
  committed ESOP shares      -       264          -        -        -        -          -          264
Change in accumulated other
  comprehensive income       -         -          -        -        -        -       (696)        (696)
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at March 31, 1999  $38    38,313     32,035  (26,739)    (632)    (206)      (356)     $42,453
                           ===    ======    =======   ======   ======    =====       ====      =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Six months ended March 31,                                      1999          1998
                                                               ------        ------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  1,903         1,937
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    244           177
  Deferred income taxes                                            41            -
  Provision for loan losses                                        40            61
  Net amortization and accretion of premiums and discounts        (18)           (3)
  Amortization of cost of stock benefit plans                      36           131
  Principal payment on ESOP loan                                  460           570
  Market adjustment for committed ESOP shares                     264           298
  Deferred loan fees, net of amortization                        (207)          (35)
  Amortization of deposit base intangible                          17            22
  Proceeds from sale of real estate owned                         147            -
  Decrease in accrued interest receivable                          61           315
  Decrease (increase)in other assets                               75           (10)
  Increase (decrease in other liabilities                         210          (770)
                                                               ------        ------
Net cash provided by operating activities                       3,273         2,693

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities            20,000        26,023
  Purchase of investment securities available for sale        (29,957)      (19,980)
  Purchase of Federal Home Loan Bank of Chicago stock          (1,950)           -
  Loans originated for investment                            (102,674)      (57,643)
  Purchase of premises and equipment                             (122)         (515)
  Principal repayments collected on loans receivable           69,519        55,576
  Principal repayments collected on investment securities          -          2,092
  Principal repayments collected on mortgage-backed securities  2,392         1,967
                                                               ------        ------
Net cash provided by(used in) investing activities            (42,792)        7,520

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                      4,236         7,002
  Proceed from (repayments of) FHLB advances                   47,800       (20,700)
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                       (4,026)          611
  Purchase of treasury stock                                   (7,803)           -
  Payment of common stock dividends                              (514)         (506)
  Proceeds from exercise of stock options                         165           305
                                                               ------        ------
Net cash provided by (used in) financing activities            39,858       (13,288)
                                                               ------        ------
Net change in cash and cash equivalents                           339        (3,075)
Cash and cash equivalents at beginning of period                1,975         6,004
                                                               ------        ------
Cash and cash equivalents at end of period                   $  2,314         2,929
                                                               ======        ======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 11,064        10,892
   Income taxes                                                 1,150         1,290
NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure                262         1,032
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

The results of operations and other data for the six months ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 1999.

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

Earnings per share of common stock for the three and six months ended March 31, 1999 and 1998 has been calculated according to the guidelines of Statement 128.

Diluted earnings per share for the three months ended March 31, 1999 and 1998 are computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods which were 2,349,196 and 2,863,747, respectively. Diluted earnings per share of common stock for the six months ended March 31, 1999 and 1998 has been determined by dividing net income by 2,427,812 and 2,852,615, the weighted average number of shares of common stock and potential common stock outstanding. Stock options are the only potential common stock and are therefore considered in the diluted earnings per share calculations. Potential common stock are computed using the treasury stock method.

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

                                              Three Months ended      Six Months ended
                                                   March 31,              March 31,
                                              1999        1998         1999      1998
                                            --------------------     -----------------
Net Income                                    $ 994        960       1,903     1,937
Comprehensive income - net of taxes
  Unrealized loss on securities available
    for sale arising during the period         (331)        11        (696)     (108)
                                              -----      -----      ------    ------
                                              $ 663        971       1,207     1,829
                                              =====      =====      ======    ======



(4)  COMMITMENTS AND CONTINGENCIES

At March 31, 1999, the Bank had outstanding commitments to originate loans of $11.4 million, of which $5.8 million were fixed rate, with rates ranging from 6.375% to 7.875%, and $5.6 million were adjustable rate commitments.


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

The Company reported earnings for the second fiscal quarter ended March 31, 1999 of $994,000, compared with $960,000 for the same quarter a year ago, an increase of 3.6%. Earnings per diluted share for the quarter and six months ended were $0.42 and $0.78 per share, in 1999, an increase from $0.34 and $.068 in 1998, respectively.

The Company also announced that its board of directors declared a quarterly dividend of $0.11 per share, payable May 14, 1999 to shareholders of record as of April 30, 1999.


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


YEAR 2000 COMPLIANCE

THE COMPANY'S STATE OF READINESS On Sunday, February 7, 1999, the Company conducted its second full-scale test of its transaction processing systems utilizing Year 2000 dates. An extensive set of transactions was tested using production teller terminals and related computer hardware, software, and data communications systems. There were no significant failures or problems during the testing.

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

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES The most likely worst case Year 2000 scenario involves a complete failure of the utility companies mentioned above for all five of the Company's operating locations simultaneously. This scenario would severely curtail the Company's ability to conduct its business, including its ability to generate new loans and to develop new deposit account relationships. The effect on existing loans and deposits is not predictable or quantifiable.

THE COMPANY'S CONTINGENCY PLANS In the event of a complete utility failure, the Company plans to operate at least two locations on a restricted schedule during daylight hours. A manual bookkeeping system will be employed, and alternative communications systems will be used for communication between operating locations.


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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The minimum liquidity requirement is 4% of the liquidity base, liquidity requirements will be determined quarterly, and savings associations have the option of calculating their liquidity requirements either on the basis of (i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter. Savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations. At March 31, 1999, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 17.79%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $3.3 million for the six months ended March 31, 1999. The Company used $42.8 million in investing activities for the six month period ended March 31, 1999. Record loan originations of $102.7 million accounts for the significant cash usage. Maturing investment securities and principal repayments received from loans and mortgage-backed securities amounted to $91.9 million. Net cash provided by financing activities amounted to $39.9 million for the six months ended March 31, 1999. The Company increased its borrowings from the FHLB by $47.8 million during the six months ended March 31, 1999. Financing activities used $4.0 million to pay the first installment of real estate taxes from advance payments for borrowers for taxes and insurance.

At March 31, 1999, the Bank had outstanding loan commitments of $11.4 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1999 totaled $135.2 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

The most recent notification, July, 1998, from the federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible equity to tangible assets of 2%, Tier 1 capital (leverage capital) to adjusted total assets of 5%, Tier 1 risk-based capital to risk-weighted assets of 6%, and of Total risk-based capital to risk-weighted assets of 10%. There are no conditions or events since that notification that have changed the Company's or the Bank's category.

The Bank's Tangible Equity ratio at March 31, 1999 was 7.22%. The Tier 1 Capital ratio was 7.22%, the Tier 1 Risk-based ratio was 15.62%, and the Total Risk-Based Capital ratio was 15.37%.


CHANGES IN FINANCIAL CONDITION

Total assets at March 31, 1999 were $555.2 million, compared to $513.6 million at September 30, 1998. Loans receivable, net of allowance for loan losses, grew $33.0 million, primarily as a result of record loan originations of $102.7 million. The Company continues to offer various loan products, and prices them competitively. The Company's total loan originations for the six months ended March 31, 1999 increased 78.1% or $45.0 million above the 1998 six month originations of $57.6 million.

Deposits remained stable, at $334.9 million at March 31, 1999, up slightly from $330.7 million at September 30, 1998. FHLB advances increased 39.4% from $121.4 million at September 30, 1998 to $169.2 million at March 31, 1999. Additional borrowings were necessary as the result of significant new loan growth.

Book value per share on March 31, 1999 was $18.71, compared with $18.76 at September 30, 1998. The decrease was primarily the result of the Company' ongoing stock repurchase plan.


ASSET QUALITY

As of March 31, 1999, the Company had non-performing assets of $387,000. The Bank's non-performing assets at March 31, 1999 included two single-family residences held in foreclosed real estate owned by the Bank, as well as non-performing loans. Classified loans of $128,000 were categorized as substandard, consisting of three residential mortgage loans and one consumer loans. There were no assets classified as doubtful.

The decrease of $575,000 in non-performing assets from September 30, 1998 to March 31, 1999 resulted from management's ongoing monitoring and follow-up procedures of delinquent customers. A review of the two foreclosed residential properties has established that no specific allowances were necessary, management does not expect any material losses from the non-performing loans.


STOCK REPURCHASE

As announced on November 18, 1998, the Company adopted a plan to repurchase up to ten percent, or 240,000 shares, of its common stock as part of its ongoing commitment to build value for Company stockholders. Through March 31, 1999, 175,400 shares had been repurchased at an average price of $24.48 per share. As of April 23, 1999, there are 64,600 shares remaining to be repurchased in this program.

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


                                     Three Months Ended March 31,                Six Months Ended
                                    1999                       1998                March 31,1999
                          ------------------------   -----------------------  ----------------------
                                    Inter- Average           Inter- Average           Inter- Average
                          Average    est    Yield    Average   est   Yield   Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   -----------------------  ----------------------
Interest-earning assets:
 Loans receivable, net      $444,497  8,112   7.30%    389,816  7,425  7.62%    435,134  16,049  7.38%
 Mortgage-backed securities    9,297    164   7.06%     15,416    272  7.06%      9,872     348  7.05%
 Interest-earning deposits       734      9   4.90%      1,363     18  5.28%      1,099      27  4.91%
 Investment securities,
   mutual funds, and
   federal funds sold         76,182  1,240   6.51%     68,109  1,208  7.09%     71,591   2,371  6.62%
                             -------  -----   -----     ------  -----  -----    -------   -----  -----
Total interest-earning
 assets                      530,710  9,525   7.18%    474,704  8,923  7.52%    517,696  18,795  7.26%
Non-interest earning
 assets                       13,339                    12,872                   14,738
                             -------                    ------                  -------
Total assets                $544,049                   487,576                  532,434
                             =======                   =======                  =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts     151,522  1,366    3.61%    121,621  1,123  3.69%    148,680   2,795  3.76%
 Money market account         17,509    168    3.84%     17,885    188  4.20%     17,393     344  3.96%
 Certificate accounts        159,274  2,088    5.24%    184,781  2,666  5.77%    161,519   4,348  5.38%
                             -------  -----   -----     -------  -----  -----    -------   -----  -----
Total deposits               328,305  3,622    4.41%    324,287  3,977  4.91%    327,592   7,487  4.57%

Borrowed funds               154,612  2,058    5.32%     93,633  1,327  5.67%    140,832   3,833  5.44%
                             -------  -----   -----     -------   ----  -----    -------   -----  -----
Total interest-bearing
 liabilities                 482,917  5,680    4.70%    417,920  5,304  5.08%    468,424  11,320  4.83%
Non-interest bearing
 deposits                      7,453                      5,696                    8,106
Other liabilities             10,116                     11,254                   10,527
                             -------                     ------                  -------
Total liabilities            500,486                    434,870                  487,057

Stockholders' equity          43,563                     52,706                   45,377
                             -------                     ------                  -------

Total liabilities and
 stockholders' equity       $544,049                    487,576                  532,434
                             =======                    =======                  =======
Net interest
 income/interest rate
 spread (1)                           3,845    2.47%             3,619  2.44%             7,475  2.43%

Net earning assets/net
 interest margin (2)        $ 47,793           2.90%     56,784         3.05%     49,272         2.89%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                    1.10x                      1.14x                   1.11x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and six month periods are annual-ized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

GENERAL. Net income for the three months ended March 31, 1999 was $994,000, an increase of $34,000 from the net income of $960,000 for the three months ended March 31, 1998. The 3.6% increase in earnings for the quarter was primarily a result of increased net interest income from a greater volume of loans receivable.

INTEREST INCOME.   Income from loans receivable, the chief contributor to
interest income, was $8.1 million for the quarter ended March 31, 1999, up 9.3% from the prior year. The average balance of loans increased 14.0% to $444.5 million compared to the average for the second quarter a year ago of $389.8 million. The yield on loans increased 32 basis points. The increase in loan interest income was a result of higher loan volumes. Interest income from the investment portfolio increased $33,000, which was the result of the change in the composition of the portfolio. Gross interest income totaled $9.5 million for the three month ended March 31, 1999, up 6.8%, or 602,000 from $8.9 million for the quarter ended March 31, 1998.

INTEREST EXPENSE. Interest expense from deposits for the quarter decreased $355,000, from $4.0 million the previous year to $3.6 million. The decrease was a direct result of the 50 basis point decrease in the weighted average deposit cost. Average interest bearing deposits increased only 1.2% to $328.3 million for the three month period ended March 31, 1999. The Company increased its FHLB of Chicago advances during the quarter to fund high loan volume. The average borrowings for the quarter to quarter comparison increased $61.0 million to $154.6 million for the three month period ended March 31, 1999. The weighted average cost decreased 35 basis points, causing the interest expense on borrowed funds to increase $731,000 to $1.3 million.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses in both the 1999 and 1998 second quarters of $15,000. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of March 31, 1999, the cumulative allowance for loan losses was $654,000. The ratio of the allowance for loan losses to net loans receivable remained at .14% at March 31, 1999 and September 30, 1999.

NON-INTEREST INCOME. Non-interest income decreased 13.2% to $217,000 for the second quarter. Insurance and annuity commissions produced $111,000, a $45,000 decrease compared to the same period in 1998 while fees and commissions produced a modest gain from the previous quarter.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended both March 31, 1999 and 1998 totaled $2.4 million. The largest increase was depreciation expenses relating to the Bank's new computer hardware and software, which were upgraded in 1998.

INCOME TAXES. Income taxes increased $62,000 for the three months ended March 31, 1999 to $602,000 compared to $540,000 for the prior year due to decreased taxable income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

GENERAL. Net income for the six months ended March 31, 1999 was flat at $1.9 million compared to the six months ended March 31, 1997. This is due to the increase in net interest income offset by the decreased non-interest income combined with the increase in non-interest expense.

INTEREST INCOME. Interest income increase 4.3% to $18.8 million for the six months ended March 31, 1999, compared to $18.0 million for the six months ended March 31, 1998. Interest income from loans receivable increased $1.1 million, or 7.7% from $14.9 million to $16.1 million for the six months ended March 31, 1999. The average loans outstanding increased 11.8%, or $45.9 million to $435.1 million from $389.3 million for the six months ended March 31, 1998.
The average balance of the investment portfolio remained at approximately $71.6 million. Due to maturities and new purchases the weighted average yield dropped 56 basis points to 6.62%.

INTEREST EXPENSE. Interest expense on deposits amounted to $7.5 million, a $600,000 decrease from the March 31, 1998 expense of $8.1 million. Average interest-bearing deposits increased $3.4 million, or 1.5%, to $327.6 million for the six month period in 1999 compared to 1998. The weighted average cost of deposits decreased 42 basis points due to the change in the composition of the deposit base. Average certificates of deposit decreased$26.4 million, while transaction accounts increased $29.8 million. Average borrowed funds increased $43.0 million to $140.8 million for the six month period ended March 31, 1999. The weighted average cost decreased 25 basis points.

PROVISION FOR LOAN LOSSES. The Company recorded a $40,000 provision for loan losses in the first six months of fiscal 1999, compared to a $61,000 provision in 1998. The adequacy of the loan loss provision is analyzed on a monthly basis. Management considers the changes in the type and volume of the loan portfolio, the specific delinquent loans, the historical loss experience, and the current economic trends, as well as loan growth and other factors deemed appropriate when evaluating the allowance for loan losses.

NON-INTEREST INCOME. Non-interest income decreased $55,000 to $479,000 for the six months ended March 31, 1999 from $534,000 for the same period in 1998. Included in non-interest income are commissions from INVEST financial corporation.

NON-INTEREST EXPENSE. Non-interest expense for 1999 totaled $4.9 million, an increase of $295,000 or 6.5%, from $4.6 million for the six months ended March 31, 1998. The increase can be attributed to slight increases in salaries and employee benefits, office occupancy and equipment, and other expenses. The increase in occupancy and equipment expense represents the increased depreciation of the upgraded computer system. The Company's ratio of operating expenses to average assets reflected continued improvement in the first half of fiscal 1999, falling to 1.83%, from 1.87% the previous year.

INCOME TAXES. Income taxes remained flat at $1.1 million for the six months ended March 31, 1999 and 1998.

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

ITEM 2.    CHANGES IN SECURITIES
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Company held its Annual Meeting of Stockholders on January 27, 1999.

           (b)  The directors elected at the Annual Meeting are as follows:

                                             For                Withheld

                Patrick J. Flynn           2,105,595              16,521
                Raymond J. Horvat          2,105,295              16,821

                The directors whose term of office continued after the Annual Meeting are as follows:

                Thomas E. Bentel
                Paul Bielat
                Bonnie Stolarczyk
                Raymond S. Stolarczyk

           (c) A brief description of each other matter voted on and the number votes cast:

               (i) Ratification of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending September 30, 1999.

                      For                 Against        Abstain
                    2,098,805               8,058         15,253

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


                                 Fidelity Bancorp, Inc.



Dated:      April 26, 1999                /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer




Dated:      April 26, 1999               /s/  JAMES R. KINNEY
                                         -----------------------------
                                         James R. KINNEY
                                         Sr. V. P. and Chief Financial Officer