Form 10-Q
period 1999-06-30
FIDELITY BANCORP INC /DE/
filed 1999-07-21
CIK 912219

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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


     The number of shares outstanding of each of the issuer's classes of common stock, was 2,205,346 shares of common stock, par value $.01, outstanding as of July 20, 1999.


===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of June 30, 1999 (unaudited) and September 30, 1998         1

          Consolidated Statements of Earnings for the nine and three
          months ended June 30, 1999 and 1998 (unaudited)                2

          Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended June 30, 1999 and 1998 (unaudited)   3

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 1999 and 1998 (unaudited)                       4

          Notes to Unaudited Consolidated Financial Statements          5-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             14
Item 2.   Changes in Securities                                         14
Item 3.   Defaults upon Senior Securities                               14
Item 4.   Submission of Matters to a Vote of Security Holders           14
Item 5.   Other Information                                             14
Item 6.   Exhibits and Reports on Form 8-K                              14
          SIGNATURE PAGE                                                15

FIDELITY BANCORP, INC.
Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands, except per share data)

ASSETS                                                        June 30,   September 30,
                                                                1999         1998
                                                            (unaudited)
Cash and due from banks                                    $    2,110         1,320
Interest-bearing deposits                                         837           555
Federal funds sold                                                100           100
FHLB of Chicago stock                                           9,185         6,510
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $3,882
  at June 30, 1999 and $11,513 at September 30, 1998)           3,799        11,177
Investment securities available for sale, at fair value        66,069        58,979
Loans receivable, net of allowance for loan losses of $709
  at June 30, 1999 and $591 at September 30, 1998             487,059       425,608
Accrued interest receivable                                     2,775         3,547
Real estate in foreclosure                                         -            131
Premises and equipment                                          4,246         4,401
Deposit base intangible                                            42            66
Other assets                                                    1,144         1,169
                                                              -------       -------
                                                            $ 577,366       513,563
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      341,181       330,670
Borrowed funds                                                184,400       121,400
Advance payments by borrowers for taxes and insurance           5,427         6,919
Other liabilities                                               5,513         5,977
                                                              -------       -------
Total liabilities                                             536,521       464,966

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,205,346 and 2,589,784 shares
  outstanding at June 30, 1999 and September 30, 1998              38            38
Additional paid-in capital                                     38,435        38,117
Retained earnings, substantially restricted                    32,896        30,646
Treasury stock, at cost (1,577,004 and 1,192,566 shares at
  June 30, 1999 and September 30, 1998, respectively)         (28,212)      (19,210)
Common stock acquired by Employee Stock Ownership Plan           (632)       (1,092)
Common stock acquired by Bank Recognition and Retention Plans    (201)         (242)
Accumulated other comprehensive income (loss)                  (1,479)          340
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     40,845        48,597
Commitments and contingencies
                                                           $  577,366       513,563
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings (unaudited)
(Dollars in thousands, except per share data)

                                              Three Months ended     Nine Months ended
                                                  June 30,                June 30,
                                              1999        1998         1999      1998
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 8,590      7,566      24,639    22,467
  Investment securities                       1,284      1,137       3,653     3,624
  Mortgage-backed securities                     90        245         438       806
  Interest earning deposits                       9         21          36        67
  Federal funds sold                              1          9           3        21
  Investment in mutual funds                     -          -           -         17
                                             ------     ------      ------    ------
                                              9,974      8,978      28,769    27,002
Interest Expense:
  Deposits                                    3,732      3,955      11,219    12,042
  Borrowed funds                              2,254      1,376       6,087     4,161
                                             ------     ------      ------    ------
                                              5,986      5,331      17,306    16,203

Net interest income before provision
  for loan losses                             3,988      3,647      11,463    10,799
  Provision for loan losses                      55         90          95       151
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,933      3,557      11,368    10,648

Non-Interest Income:
  Fees and commissions                           90         75         280       244
  Insurance and annuity commissions             258        181         522       517
  Other                                          12         15          37        44
                                             ------     ------      ------    ------
                                                360        271         839       805
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,472      1,477       4,333     4,284
    Office occupancy and equipment              414        331       1,173       929
    Data processing                             116        138         359       390
    Advertising and promotions                   98         47         303       199
    Federal deposit insurance premiums           53         55         157       164
    Other                                       357        298       1,037       932
  Amortization of deposit base intangible         7         10          24        32
                                              -----     ------      ------    ------
                                              2,517      2,356       7,386     6,930
                                              -----     ------      ------    ------
Income before income taxes                    1,776      1,472       4,821     4,523
Income tax expense                              666        538       1,808     1,652
                                             ------     ------      ------    ------
Net income                                  $ 1,110        934       3,013     2,871
                                             ======     ======      ======    ======
Earnings per share - basic                  $  0.51       0.34        1.33      1.06
Earnings per share - diluted                $  0.48       0.32        1.26      1.00
                                             ======     ======      ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity (unaudited) (Dollars in thousands)

Nine months ended June 30, 1999 and 1998

                                                                Common   Common   Accumulated
                                 Additional                      Stock    Stock      Other
                         Common   Paid-In   Retained Treasury  Acquired Acquired  Comprehensive
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's Income(loss)  Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1997       $38    37,494     27,939  (13,855)  (1,662)    (471)       134      $49,617
Net income                   -         -      2,871        -        -        -          -        2,871
Cash dividends ($.18 per
  share)                     -         -       (790)       -        -        -          -         (790)
Amortization of award of
  BRRP's stock               -         -          -        -        -      194          -          194
Cost of ESOP shares released -         -          -        -      570        -          -          570
Exercise of stock options
  and reissuance of treasury
  shares (7,900 shares)      -      (184)         -      456        -        -          -          272
Tax benefit related to
  stock options exercised    -        68          -        -        -        -          -           68
Market adjustment for
  committed ESOP shares      -       444          -        -        -        -          -          444
Change in accumulated
  other comprehensive
  income (loss)              -         -          -        -        -        -        (72)         (72)
                           ---    ------    -------   ------   ------   ------       ----      -------
Balance at June 30 1998    $38    37,822     30,020  (13,399)  (1,092)    (277)        62      $53,174
                           ===    ======    =======   ======   ======  =======     ======      =======

Balance at
  September 30, 1998        38    38,117     30,646  (19,210)  (1,092)    (242)       340       48,597
Net income                   -         -      3,013        -        -        -          -        3,013
Purchase of treasury stock
   (402,426 shares)          -         -          -   (9,312)       -        -          -       (9,312)
Cash dividends ($.32 per
  share)                     -         -       (763)       -        -        -          -         (763)
Amortization of award of
  BRRP's stock               -         -          -        -        -       41          -           41
Cost of ESOP shares released -         -          -        -      460        -          -          460
Exercise of stock options
  and reissuance of treasury
  shares (17,998 shares)     -      (125)         -      310        -        -          -          185
Tax benefit related to
  stock options exercised    -        46          -        -        -        -          -           46
Market adjustment for
  committed ESOP shares      -       397          -        -        -        -          -          397
Change in accumulated
  other comprehensive
  income (loss)              -         -          -        -        -        -      (1,819)     (1,819)
                           ---     ------    -------   ------   ------    -----     ------      ------
Balance at June 30, 1999   $38     38,435     32,896  (28,212)    (632)    (201)    (1,479)    $40,845
                           ===     ======    =======   ======   ======    =====     ======     =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

Nine months ended June 30,                                      1999          1998
                                                               ------        ------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  3,013         2,871
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    365           266
  Provision for loan losses                                        95           151
  Net amortization and accretion of premiums and discounts         23            (5)
  Amortization of cost of stock benefit plans                      41           194
  Principal payment on ESOP loan                                  460           570
  Market adjustment for committed ESOP shares                     397           444
  Deferred loan fees, net of amortization                        (436)         (284)
  Amortization of deposit base intangible                          24            32
  Sale of real estate owned                                       438           271
  Gain on sale of real estate owned                                (45)          (24)
  Decrease in accrued interest receivable                         772           618
  Decrease in other assets                                         49            70
  Increase (decrease) in other liabilities                        614        (1,037)
                                                               ------        ------
Net cash provided by operating activities                       5,810         4,137
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities            30,000        36,023
  Purchase of Federal Home Loan Bank of Chicago stock          (2,675)           -
  Purchase of investment securities available for sale        (39,951)      (29,945)
  Loans originated for investment                            (155,919)     (104,717)
  Purchase of premises and equipment                             (210)       (1,051)
  Principal repayments collected on loans receivable           94,467        83,174
  Principal repayments collected on investment securities          -          2,579
  Principal repayments collected on mortgage-backed securities  7,375         3,800
                                                               ------        ------
Net cash used in investing activities                         (66,913)       (9,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                     10,511         4,478
  Proceeds from (repayments of) FHLB advances                  63,000        (3,600)
  Net increase (decrease) in advance payments
   by borrowers for taxes and insurance                        (1,492)        2,716
  Purchase of treasury stock                                   (9,312)           -
  Payment of common stock dividends                              (763)         (790)
  Proceeds from exercise of stock options, net of tax benefits    231           340
                                                               ------        ------
Net cash provided by financing activities                      62,175        (3,144)
                                                               ------        ------
Net change in cash and cash equivalents                         1,072        (2 669)
Cash and cash equivalents at beginning of period                1,975         6,004
                                                               ------        ------
Cash and cash equivalents at end of period                   $  3,047         3,335
                                                               ======        ======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 17,033        16,181
   Income taxes                                                 1,579         1,290
NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure                262         1,032
                                                               ======        ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The results of operations and other data for the nine months ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 1999.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.


(2)  EARNINGS PER SHARE

In February 1997, the FASB issued Statement 128, "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces the presentations of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and dominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.

Earnings per share of common stock for the three and nine months ended June 30, 1999 and 1998 has been calculated according to the guidelines of Statement 128.

Diluted earnings per share for the three months ended June 30, 1999 and 1998 are computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods which were 2,291,936 and 2,875,908, respectively. Diluted earnings per share of common stock for the nine months ended June 30, 1999 and 1998 has been determined by dividing net income by 2,382,520 and 2,860,379, the weighted average number of shares of common stock and potential common stock outstanding. Stock options are the only potential common stock and are therefore considered in the diluted earnings per share calculations. Potential common stock are computed using the treasury stock method.


(3)  COMPREHENSIVE INCOME

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and the display of comprehensive income and its components on a full set of general purpose financial statements. SFAS 130 requires all items to be recognized under standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with other financial statements. The Company is required to classify items of "other comprehensive income" by their nature in the financial statements and display the balance of other comprehensive income separately in the stockholders' equity section of the statement of financial condition. For interim reporting purposes, the disclosure of other comprehensive income may be included in the notes to the interim financial statements.

The Company's comprehensive income includes net income and other comprehensive income comprised entirely of unrealized gains or losses on securities available for sale, net of tax.

                                              Three Months ended     Nine Months ended
                                                   June 30,              June 30,
                                              1999        1998         1999      1998
                                            --------------------     -----------------
Net Income                                   $ 1,110       934       3,013     2,871
Comprehensive income - net of taxes-
  Unrealized gain (loss) on securities
    available for sale arising
    during the period                         (1,123)       88      (1,819)     (72)
                                              ------     -----      ------    ------
                                              $  (13)    1,022       1,194     2,799
                                              ======     =====      ======    ======



(4)  COMMITMENTS AND CONTINGENCIES

At June 30, 1999, the Bank had outstanding commitments to originate loans of $9.9 million, of which $3.5 millions were fixed rate, with rates ranging from 6.50% to 8.625%, and $6.4 million were adjustable rate commitments.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's results of operations are dependent on net interest income which is the difference between interest earned on its loan and investment portfolios, and its cost of funds, consisting of interest paid on deposits and borrowed money. The Company also generates non-interest income such as transactional fees, loan servicing fees, and fees and commissions from the sales of insurance products and securities through its subsidiary. Operating expenses primarily consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. The Company reported earnings for the third fiscal quarter ended June 30, 1999 of $1.1 million, compared with $934,000 for the same quarter a year ago, an increase of 18.8%. Earnings per diluted share for the quarter and nine months ended were $0.48 and $1.26 per share, respectively in 1999, an increase from $0.32 and

$1.00 in 1998, respectively.

The Company also announced that its board of directors declared a quarterly dividend of $0.11 per share, payable August 13, 1999 to shareholders of record as of July 30, 1999.


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


LIQUIDITY & CAPITAL RESOURCES

Liquidity management for the Bank is both a daily and long-term function of management's strategy. The Company's primary sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While maturing investments and scheduled loan repayments are relatively predictable, deposit flows and loan prepayments are greatly influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The Bank generally manages the pricing of its deposits to be competitive and increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with Federal Home Loan Bank of Chicago ("FHLB") advances.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The minimum liquidity requirement is 4% of the liquidity base. Liquidity requirements are determined quarterly, and savings associations have the option of calculating their liquidity requirements either on the basis of
(i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter. Savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations. At June 30,

1999, the Bank was in compliance with Office of Thrift Supervision ("OTS") liquidity requirements, with a liquidity ratio of 15.21%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $5.8 million for the nine months ended June 30, 1999. The Company used $66.9 million in investing activities for the nine month period ended June 30, 1999. Significant loan originations of $155.9 million accounted for the significant cash usage. Maturing investment securities and principal repayments received from loans and mortgage-backed securities amounted to $131.8 million. Net cash provided by financing activities amounted to $62.2 million for the nine months ended June 30, 1999. The Company increased its borrowings from the FHLB by $63.0 million during the nine months ended June 30, 1999. The Company's financing activities included $9.3 million to repurchase common stock.

At June 30, 1999, the Bank had outstanding loan commitments of $9.9 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1999 totaled $146.0 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

The most recent notification, July 1998, from the federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible equity to tangible assets of 2%, Tier 1 capital (leverage capital) to adjusted total assets of 5%, Tier 1 risk-based capital to risk-weighted assets of 6%, and of Total risk-based capital to risk-weighted assets of 10%. There are no conditions or events since that notification that have changed the Company's or the Bank's category.

The Bank's Tangible Equity ratio at June 30, 1999 was 6.96%. The Tier 1 Capital ratio was 6.96%, the Tier 1 Risk-based ratio was 14.61%, and the Total Risk-Based Capital ratio was 14.87%.


CHANGES IN FINANCIAL CONDITION

Total assets at June 30, 1999 were $577.4 million, compared to $513.6 million at September 30, 1998. Loans receivable, net of allowance for loan losses, grew $61.5 million, primarily as a result of gross loan originations of $155.9 million. The Company continues to offer various loan products, and prices them competitively. The Company's total loan originations for the nine months ended June 30, 1999 increased 48.9% or $51.2 million above the 1998 nine month originations of $104.7 million.

Deposits increased to $341.2 million at June 30, 1999, up slightly from $330.7 million at September 30, 1998. FHLB advances increased from $121.4 million at September 30, 1998 to $184.4 million at June 30, 1999. Additional borrowings were used as a cost effective source to fund current new loan growth.

Book value per share on June 30, 1999 was $18.52, compared with $18.76 at September 30, 1998. The decrease was the result of the unrealized loss on the securities available for sale combined with the completed stock repurchase plan.


ASSET QUALITY

The Bank's non-performing assets June 30, 1999 at included six non-performing loans. Classified loans of $370,000 were categorized as substandard, consisting of four residential mortgage loans, one multi-family mortgage loan, and one consumer loan. There were no assets classified as doubtful.

The decrease of $592,000 in non-performing assets from September 30, 1998 to June 30, 1999 resulted from management's ongoing monitoring and follow-up procedures of delinquent customers. During the nine month period ended June 30,1999, the Bank's three foreclosed properties were sold for a combined gain of $45,000. Management does not expect any material losses from the non-performing loans.


STOCK REPURCHASE

As announced on November 18, 1998, the Company adopted a plan to repurchase up to ten percent, or 240,000 shares, of its common stock. This repurchase program, the Company's ninth, was completed on June 4, 1999. The Company repurchased the shares at an average price of $24.10 per share.

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

                                     Three Months Ended June 30,               Nine Months Ended
                                    1999                      1998                June 30,1999
                          ------------------------   ----------------------- ----------------------
                                    Inter- Average           Inter- Average          Inter- Average
                          Average    est    Yield    Average   est   Yield  Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   ----------------------- ----------------------
Interest-earning assets:
 Loans receivable, net   $470,972  8,590    7.30%    394,083  7,566  7.68%   447,080  24,639  7.35%
 Mortgage-backed
   securities               5,725     90    6.29%     14,054    245  6.97%     8,489     438  6.88%
 Interest-bearing
   deposits                   791      9    4.55%      1,536     21  5.47%       963      36  4.98%
 Investment securities,
   mutual funds, federal
   funds sold and FHLB
   stock                   76,438  1,285    6.72%     63,677  1,146  7.20%    73,240   3,656  6.66%
                          -------  -----   -----      ------  -----  -----   -------   -----  -----
Total interest-earning
 assets                   553,926  9,974    7.20%    473,350  8,978  7.59%   529,772  28,769  7.24%
Non-interest earning
 assets                    13,187                     15,603                  14,234
                          -------                    -------                 -------
Total assets             $567,113                    488,953                 544,006
                          =======                    =======                 =======

Interest-bearing liabilities:
Deposits:
 Savings account          148,170  1,324    3.57%    129,876  1,286  3.96%   148,510   4,118  3.70%
 Money market accounts     17,784    169    3.80%     17,885    186  4.16%    17,524     514  3.91%
 Certificate accounts     172,662  2,239    5.19%    174,012  2,483  5.71%   165,234   6,587  5.32%
                          -------   -----   -----     ------    ---  -----   -------   -----  -----
Total deposits            338,616  3,732    4.41%    321,773  3,955  4.92%   331,268  11,219  4.52%

Borrowed funds            166,741  2,254    5.41%     95,982  1,376  5.73%   149,468   6,087  5.43%
                          -------   -----   -----     ------    ---  -----   -------   -----  -----
Total interest-bearing
 liabilities              505,357  5,986    4.74%    417,755  5,331  5.10%   480,736  17,306  4.80%
Non-interest bearing
 deposits                   8,022                      6,952                   8,078
Other liabilities          10,964                     10,872                  10,672
                          -------                     ------                 -------
Total liabilities         524,343                    435,579                 499,486

Stockholders' equity       42,770                     53,374                  44,520
                          -------                     ------                 -------
Total liabilities and
 stockholders' equity    $567,113                    488,953                 544,006
                          =======                    =======                 =======
Net interest
 income/interest rate
 spread (1)                        3,988    2.46%             3,647  2.49%           11,463  2.44%

Net earning
 assets/net interest
 margin (2)               $48,569           2.88%     55,595         3.08%    49,036         2.89%

Ratio of interest-
 earning assets to
 interest-bearing
 liabilities                 1.10x                      1.13x                  1.10x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and nine month periods are annualized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

GENERAL. Net income for the three months ended June 30, 1999 was $1.1 million, an increase of $176,000 from the net income of $934,000 for the three months ended June 30, 1998. The 18.8% increase in earnings for the quarter was primarily a result of increased net interest income from a greater volume of loans receivable.

INTEREST INCOME. Interest income increased $996,000, from $9.0 million for the quarter ended June 30, 1998 to $10.0 million for the same period in 1999. The average interest-earning assets increased 17.0% to $553.9 million from $473.4 million the prior year. Although the average yield decreased due to significant refinancing activity, the growth in the loan portfolio, an increase of $76.9 million in average loans, more than compensated for the rate decrease. The average investment portfolio increased $12.8 million to $76.4 million, from $63.7 the previous year.

INTEREST EXPENSE. Interest expense increased from $5.3 million for the quarter ended June 30, 1998 to $6.0 million for the quarter ended June 30, 1999. Interest expense on deposits decreased $223,000 due to lower average costs. The volume of average deposits increased $16.8 million from $321.8 million to $338.6 million for the quarters ended June 30, 1999 and 1998, respectively.
The Company increased its FHLB of Chicago advances during the quarter to fund high loan volume. The average borrowings compared to the same quarter in 1998 increased $70.8 million to $166.7 million for the three month period ended June 30, 1999. The interest effect of increased borrowings was offset by the weighted average cost decreasing 32 basis points, causing the interest expense on borrowed funds to increase $878,000 to $2.3 million.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses in the third quarter of 1999 of $55,000. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of June 30, 1999, the allowance for loan losses was $709,000. The ratio of the allowance for loan losses to net loans receivable increased slightly to 0.14% at June 30, 1999.

NON-INTEREST INCOME. Non-interest income increased 32.9% to $360,000 for the third quarter. Insurance and annuity commissions produced $258,000, a $77,000 increase compared to the same period in 1998 while fees and commissions produced a modest gain from the previous quarter.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended June 30, 1999 totaled $2.5 million, a slight increase over the same period one year prior of $2.4 million. The largest increase was depreciation expenses relating to the Bank's new computer hardware and software, which were upgraded in 1998.

INCOME TAXES. Income taxes increased $128,000 for the three months ended June 30, 1999 to $666,000 compared to $538,000 for the prior year due to increased taxable income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

GENERAL. Net income for the nine months ended June 30, 1999 was $3.0 million, an increase of 5.0% from the previous year of $2.9 million. This was due primarily to a 9.7% increase in interest income from loans receivable.

INTEREST INCOME. Interest income increased 6.5% to $28.8 million for the nine months ended June 30, 1999, compared to $27.0 million for the nine months ended June 30, 1998. The net increase was attributable primarily to increased interest income from loans receivable. Although the Bank recorded repayments of $94.5 million during this current nine month period, an even higher volume of loan closings accounted for the 14.7% increase in average loans receivable. The $57.2 million increase in average net loans receivable more than compensated for the decrease of 33 basis points in the average yield. Other interest bearing assets slightly declined to an average of $82.7 million, compared to $85.5 million for the nine months ended June 30, 1998.

INTEREST EXPENSE. Interest expense increased $1.1 million to $17.3 million. The increase of 6.8% was primarily due to the $1.9 million increase in interest expense on borrowed funds. During the current nine month period, the Bank opted to increase FHLB advances to fund loan originations. The weighted average rate on average advances decreased 28 basis points from 5.7% for the period ended June 30, 1998, compared to 5.4% for the nine month period ended June 30, 1999. Interest expense on deposits decreased 6.8% from the previous year. The weighted average cost of deposits decreased 44 basis points due to the change in the composition of the deposit base. Average certificates of deposit decreased $18.0 million, while transaction accounts increased $25.9 million.

PROVISION FOR LOAN LOSSES. The Company recorded a $95,000 provision for loan losses in the nine months of fiscal 1999, compared to a $151,000 provision in 1998. The adequacy of the loan loss provision is analyzed on a monthly basis. Management considers the changes in the type and volume of the loan portfolio, the specific delinquent loans, the historical loss experience, and the current economic trends, as well as loan growth and other factors deemed appropriate when evaluating the allowance for loan losses.

NON-INTEREST INCOME. Non-interest income increased $34,000 to $839,000 for the nine months ended June 30, 1999 from $805,000 for the same period in 1998. Included in non-interest income are commissions from INVEST financial corporation, which remained stable.

NON-INTEREST EXPENSE. Non-interest expense for 1999 totaled $7.4 million, an increase of $456,000 or 6.6%, from $6.9 million for the nine months ended June 30, 1998. The increase was attributable to slight increases in salaries and employee benefits, office occupancy and equipment, and other expenses. The increase in occupancy and equipment expense represents the increased depreciation of the upgraded computer system. The Company's ratio of operating expenses to average assets reflected continued improvement in fiscal 1999, falling to 1.81%, from 1.89% the previous year.

INCOME TAXES. Income taxes increased $156,000 for the nine months ended June 30, 1999 to $1.8 million compared to $1.7 million for the prior year due to increased taxable income.

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


                                 Fidelity BANCORP, Inc.



Dated:      July 21, 1999                /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer



Dated:      July 21, 1999               /s/  JAMES R. KINNEY
                                        -----------------------------
                                        James R. Kinney
                                        Sr. V. P. and Chief Financial Officer