Form 10-K
period 1999-09-30
FIDELITY BANCORP INC /DE/
filed 1999-12-17
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-K

                Annual Report Pursuant to Section 13 of the
                      Securities Exchange Act of 1934

                For the fiscal year ended September 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $34,391,683 and is based upon the last sales price as quoted on Nasdaq Stock Market for December 1, 1999.

The Registrant has 2,187,766 shares of common stock outstanding as of December 1, 1999.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
===============================================================================

ITEM 1.   BUSINESS

GENERAL

On December 3, 1993, Fidelity Bancorp, Inc., a Delaware corporation (the "Company") completed its public offering of its common stock and acquired Fidelity Federal Savings Bank, (the "Bank") as part of the Bank's conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. The Company issued and sold 3,782,350 shares of common stock at $10.00 per share, thereby completing the conversion. Primarily as a result of stock repurchase programs, outstanding shares of common stock at September 30, 1999 totalled 2,207,846. The Company's common stock is listed on the Nasdaq National Market and trades under the symbol "FBCI".

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

                                                                Net Book Value
                                          Original Date         of Property or          Leased
                                             Leased or      Leasehold Improvements        or
             Location                        Acquired        at September 30, 1999      Owned
                                                                (In thousands)
EXECUTIVE AND HOME OFFICE:                 Various dates
  5455 W. Belmont Ave.                     commencing in
  Chicago, IL  60641                           1955               $ 1,070              Owned

BRANCHES:
  Higgins Branch
    6360 W. Higgins Road
    Chicago, IL  60630                         1984                   490              Owned
  Franklin Park Branch
    10227 W. Grand Ave.
    Franklin Park, IL  60131                   1980                    44              Leased
  Schaumburg Branch
    2425 West Schaumburg Rd
    Schaumburg, IL 60194                       1995                   960              Leased
  Harlem Avenue Branch
    3940 North Harlem Ave.
    Chicago, IL  60634                         1995                   411              Owned
                                                                  -------
                                                                  $ 2,975
                                                                  =======


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter and quoted on the Nasdaq Stock Market under the symbol "FBCI". As of December 1, 1999, there were 2,187,766 shares of common stock outstanding and 501 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or banks.

The table below sets forth the high and low sales prices during each fiscal period as reported on the Nasdaq Stock Market and does not necessarily reflect retail markups, markdowns, or commissions:

                                       1999                    1998
                                  High        Low         High       Low

First Quarter                    25          15 1/4      25 3/4      23
Second Quarter                   25 1/8      22          26          24
Third Quarter                    23 7/8      20 1/4      26          22 1/8
Fourth Quarter                   22          15          25 1/4      19 1/4

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On November 18, 1998, the Company announced a ninth stock repurchase plan for up to 240,000 shares, or 10% of its outstanding common stock. This repurchase program was completed on June 4, 1999. The Company repurchased the shares at an average price of $24.10 per share. As of September 30, 1999, the Company had repurchased 1,654,472 shares of its common stock since its initial public offering at a cost of $29.16 million or $17.62 per share. On October 19, 1999, the Company announced its tenth plan to repurchase shares, up to 110,000 shares, or 5% of its common stock. As of December 1, 1999, the Company had purchased 20,500 shares, at an average cost of $17.125 per share. The Company believes such repurchases increase the long-term potential return to stockholders. The price, timing of purchases and actual number of shares repurchased in the future will be based on the impact to stockholder value.

The Board of Directors declared per share dividends aggregating $0.43 and $0.38 during fiscal 1999 and 1998, respectively. In addition, the Board of Directors declared a regular quarterly dividend of $0.11 per share, payable on November 15, 1999 to stockholders of record as of October 30, 1999.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following table sets forth certain financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                                     At and For the Years Ended September 30,
                                     1999     1998     1997    1996     1995
                                  (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest income                   $ 39,294   36,127   35,915  31,554   26,169
Interest expense                    23,762   21,836   21,470  18,129   13,752
                                    ------   ------  ------   ------   ------
Net interest income before
  provision for loan losses         15,532   14,291   14,445  13,425   12,417
Provision for loan losses              165      181       64     410      192
                                    ------   ------  ------   ------   ------
Net interest income after
  provision for loan losses         15,367   14,110   14,381  13,015   12,225
Non-interest income:
  Gain on sale of investment
    securities available for sale      -         -       -       -        274
  Fees and commissions                 374      332      341     379      398
  Insurance and annuity commissions    721      717      700     519      519
  Other                                 51       58       62      59       38
                                    ------   ------  ------   ------   ------
Total non-interest income            1,146    1,107    1,103     957    1,229
Non-interest expense                 9,840    9,218   12,266  10,595    8,337
                                    ------   ------  ------   ------   ------
Income before income taxes           6,673    5,999    3,218   3,377    5,117
Income tax expense                   2,543    2,219    2,293   1,235    2,033
                                    ------   ------  ------   ------   ------

Net income                         $ 4,130    3,780      925   2,142    3,084
                                    ======   ======  ======   ======   ======

SELECTED FINANCIAL CONDITION DATA:
Total assets                     $ 599,281  513,563  495,634  475,862  393,664
Loans receivable, net              507,557  425,608  388,262  354,255  266,735
Mortgage-backed securities
  held to maturity, net              3,585   11,177   16,875   21,673   26,484
Investment securities
  available for sale                66,070   58,979   70,297   78,104   84,579
Deposits                           357,016  330,670  323,443  302,934  275,993
Borrowed funds                     186,250  121,400  113,400  115,300   54,032
Stockholders' equity                42,021   48,597   49,617   48,828   53,792

September 30,                                1999     1998     1997     1996     1995
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Return on average assets                     0.74%    0.76%    0.19%    0.50%    0.85%
Return on average stockholders' equity       9.42     7.30     1.82     4.08     5.62
Average stockholders' equity to
  average assets                             7.89    10.46    10.40    12.27    15.12
Stockholders' equity to total assets         7.01     9.46    10.01    10.26    13.66
Non interest expense to average assets       1.77     1.87     1.91     2.48     2.30
Interest rate spread during period           2.43     2.38     2.45     2.57     2.80
Net interest margin                          2.87     2.98     3.03     3.23     3.52

ASSET QUALITY RATIOS:
Non-performing loans to loans
  receivable, net                            0.07     0.20     0.47     0.87     0.23
Non-performing assets to total assets        0.06     0.19     0.41     0.67     0.16
Net charge-offs to average loans            (0.05)    0.01     0.11     0.01     0.01
Allowance for loan losses to total loans     0.15     0.14     0.12     0.23     0.15
Allowance for loan losses to
  non-performing loans                     227.41    71.12    25.44    26.25    65.32

REGULATORY CAPITAL RATIOS:
Tangible                                     6.89     8.91     8.59     8.04    10.51
Core                                         6.89     8.91     8.59     8.04    10.51
Risk-based                                  14.71    18.99    18.37    16.89    20.71

OTHER DATA:
Loan originations (dollars in thousands)  $196,859 142,788  97,774  139,589   77,880
Number of deposit accounts                  24,524  21,193  24,984   24,553   20,488
Book value per share outstanding          $  19.03   18.76   17.75    17.04    16.41
Earnings per share - diluted              $   1.76    1.33    0.32     0.72     0.94


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

YEAR 2000

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

There are three third parties with whom the Company has a material relationship, and thus potential exposure to Year 2000 issues. The FiServ systems, as mentioned above, have already been tested. The Company's main commercial banking relationship is with Harris Bank in Chicago. Harris newsletters indicate substantial progress with Year 2000 readiness. The Company also has a material relationship with the Federal Home Loan Bank of Chicago, whose newsletters also indicate substantial progress with Year 2000 readiness.

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

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES The most likely worst case Year 2000 scenario involves a complete failure of the utility companies mentioned above for all five of the Company s operating locations simultaneously. This scenario would severely curtail the Company's ability to conduct its business, including its ability to generate new loans and to develop new deposit account relationships. The effect on existing loans and deposits is not predictable or quantifiable.

THE COMPANY'S CONTINGENCY PLANS In the event of a complete utility failure, the Company plans to operate at least two locations on a restricted schedule during daylight hours. A manual bookkeeping system will be employed. The manual system has gone through two iterations of testing.

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

Years ended September 30                  1999 Compared to 1998         1998 Compared to 1997
                                       Increase (Decrease) Due to    Increase (Decrease) Due to
                                       Volume     Rate      Total    Volume     Rate      Total
                                                     (in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net               $ 4,681   (1,125)    3,556      1,957     (194)    1,763
  Mortgage-backed securities             (502)     (10)     (512)      (368)      (1)     (369)
  Interest-earning deposits               (31)      (3)      (34)         9       11        20
  Investment securities and
    federal funds sold                    380     (223)      157     (1,119)     (83)   (1,202)
                                       ------     ----     -----     ------    -----     -----
Total                                 $ 4,528   (1,361)    3,167        479     (267)      212
                                       ======     ====    ======     ======    =====    ======

INTEREST-BEARING LIABILITIES:
  Savings accounts                        795     (244)      551        665      509     1,174
  Money market accounts                   (21)     (48)      (69)       (27)      (2)      (29)
  Certificate accounts                   (486)    (862)   (1,348)    (1,086)     (52)   (1,138)
  Borrowed funds                        3,056     (264)    2,792        291       68       359
                                       ------     ----     -----     ------    -----     -----
Total                                 $ 3,344   (1,418)    1,926       (157)     523       366
                                       ------     ====    ======     ------    =====    ======
Net change in net interest income                        $ 1,241                          (154)
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

For years ended September 30,                1999                         1998                        1997
                                                       Average                     Average
Average
                                      Average           Yield/    Average           Yield/    Average           Yield/
                                      Balance  Interest  Cost     Balance  Interest  Cost     Balance  Interest  Cost
                                                                (dollars in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net             $ 459,886   33,787   7.35%    396,611   30,231   7.62%    370,946   28,468   7.67%
  Mortgage-backed securities            7,280      506   6.95%     14,503    1,018   7.02%     19,748    1,387   7.02%
  Interest-earning deposits               837       46   5.50%      1,401       80   5.71%      1,233       60   4.87%
  Investment securities available
    for sale, and federal
    funds sold                         73,950    4,955   6.70%     68,374    4,798   7.02%     84,299    6,000   7.12%
                                      -------   ------   ----     -------   ------   ----    --------  -------   ----
Total interest-earning assets         541,953   39,294   7.25%    480,889   36,127   7.51%    476,226   35,915   7.54%

Non-interest earning assets            13,993                      14,088                      11,195
                                       ------                     -------                     -------
Total assets                        $ 555,946                     494,977                     487,421
                                      =======                     =======                     =======

INTEREST-BEARING LIABILITIES:
  Deposits:
    Passbook and NOW accounts         147,820    5,431   3.67%    126,431    4,880   3.86%    108,314    3,706   3.42%
    Money market accounts              17,324      675   3.90%     17,848      744   4.17%     18,496      773   4.18%
    Certificate accounts              169,337    8,964   5.29%    177,998   10,312   5.79%    196,737   11,450   5.82%
                                      -------    -----   ----     -------   ------   ----    --------   ------   ----
  Total deposits                      334,481   15,070   4.51%    322,277   15,936   4.94%    323,547   15,929   4.92%

  Borrowed funds                      158,523    8,692   5.48%    102,968    5,900   5.73%     97,879    5,541   5.66%
                                      -------    -----   ----     -------   ------   ----    --------   ------   ----
Total interest-bearing liabilities    493,004   23,762   4.82%    425,245   21,836   5.13%    421,426   21,470   5.09%

Non-interest bearing deposits           7,768                       6,002                       4,705
Other liabilities                      11,327                      11,506                      10,605
                                       ------                     -------                     -------
Total liabilities                     512,099                     442,753                     436,736
Stockholders' equity                   43,847                      52,224                      50,685
                                       ------                     -------                     -------
Total liabilities and stockholders'
  equity                            $ 555,946                     494,977                     487,421
                                      =======                     =======                     =======

Net interest income/interest rate
  spread (1)                                    15,532   2.43%              14,291   2.38%              14,445   2.45%
                                                ======   ====               ======   ====               ======   ====

Net earning assets/net interest
  margin (2)                        $  48,949            2.87%     55,644            2.98%     54,800            3.03%
                                      =======            ====     =======            ====     =======            ====
Ratio of interest-earning assets to
  interest-bearing liabilities           1.10x                       1.13x                       1.13x
                                      =======                     =======                     =======

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest- bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

GENERAL. For the year ended September 30, 1999, earnings per diluted share were up $0.43 per share, or 32.3%, from $1.33 in 1998 to $1.76 in 1999. Net income increased 9.3%, from $3.8 million in 1998 to $4.1 million in 1999. Earnings per share and net income increased as the result of higher income, which resulted primarily from a greater volume of loans receivable.

INTEREST INCOME. Interest income increased 8.8% from year to year. Fiscal 1999 interest income totalled $39.3 million, an increase of $3.2 million over 1998's income of $36.1 million. Interest income generated from loan volume showed an 11.8% increase to $33.8 million in 1999, compared to $30.2 million in 1998. The 15.9% increase in the average loans receivable, more than compensated for the 27 basis point decrease in the weighted average loan yields. Investment portfolio purchases have increased the average portfolio by $5.6 million and this increase has contributed to the 4.0% increase in interest income. Investment securities interest income increased $192,000 from $4.8 million in 1998 to $ 5.0 million in 1999.

INTEREST EXPENSE. Total interest expense increased $1.9 million, from $21.8 million in 1998 to $23.8 million in fiscal 1999. Throughout the year, some maturing certificates of deposit with higher interest rates were replaced with lower yielding transactions accounts, thus the overall weighted average interest cost on deposits decreased 43 basis points and the average deposit base increased $12.2 million, or 3.8%. Borrowed funds continued to be a reasonable choice for funding loan growth throughout the year, thus the $55.6 million increase in average borrowed funds. The weighted average cost decreased 25 basis points from 1998 to 1999, 5.73% to 5.48%, respectively. The Bank has continued to utilize the Federal Home Loan Bank of Chicago (the "FHLB") to secure advances at reasonable rates.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. The Bank's core earnings, net interest income, are the primary source of earnings for the Company. Net interest income consists of interest income on loans, mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income showed an 8.7% increase over the prior year. Fiscal 1999 net interest income amounted to $15.5 million, compared to $14.3 million the prior year. The Company had a 12.7% increase in average interest earning assets and a 15.9% increase in average interest bearing liabilities. Net interest margin declined 11 basis points from 2.98% to 2.87% in 1999. The Company's net interest spread increased 5 basis points during the year.

PROVISION FOR LOAN LOSSES. During the year ended September 30, 1999, the Company's provision for loan losses was $165,000, compared to $181,000 in 1998. New loans closed during the year totaled $196.9 million, up $54.1 million. Management reviews the provision for loan losses quarterly to provide coverage for possible future losses. The Company evaluates its loan portfolio quarterly in conjunction with a number of factors, including the current level of non-performing loans and general economic conditions. At September 30, 1999, non-performing assets totalled $343,000 or 0.06% of total assets, compared to $962,000 or 0.19% of total assets at September 30, 1998.

NON-INTEREST INCOME. Fees and commissions increased $42,000, or 12.7% from 1998 to 1999. This non-interest income amounted to $374,000, compared to $332,000 in the previous year. Annuity and insurance product sales remain the primary source of non-interest income. These remained flat at approximately $720,000 in both 1999 and 1998.

NON-INTEREST EXPENSE. Salaries and benefits, the largest portion of non-interest income, remained flat at approximately $5.8 million for both fiscal 1999 and 1998. Office occupancy includes the cost of depreciating the Company's computer system, which was placed in service in the second half of fiscal 1998. The computer upgrade included both hardware, software for the offices, as well as ATM upgrade adjustments.

INCOME TAX EXPENSE. Income tax expense for the year ended September 30, 1999 was $2.5 million, or $324,000 more than that recorded in the prior year. The fiscal 1998 effective tax rate was 37.0%, compared to 38.0% for fiscal 1999. The slight increase in rate was due in part to the addition of some investment securities that are not exempt from state tax.


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

INTEREST EXPENSE. Interest expense grew only $366,000 during the fiscal year. A steady deposit base along with an average rate of 4.9% in both 1998 and 1997 explained the flat $15.9 million in deposit expense for both 1998 and 1997. A major portion of the overall increase was attributed to continued growth in borrowed funds. Average borrowed funds increased 5.2% to $103.0 million from $97.9 million in 1997. The Bank has continued to utilize the FHLB Community Investment Program to secure advances at reasonable rates. The average cost of borrowings increased 7 basis points from 1997 to 1998.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES.    Net interest income
before provision for loan losses decreased $154,000 or 1.1%, to $14.3 million for the year ended September 30, 1998. The net interest margin declined to 2.98% for the year ended September 30, 1998, compared with 3.03% for 1997. The Company's net interest spread decreased 7 basis points to 2.38% during the year.

PROVISION FOR LOAN LOSSES. Management reviews the provision for loan losses quarterly to provide coverage for possible future losses. During the year ended September 30, 1998, the Company provided $181,000, compared to $64,000 in 1997. The continuing growth of the loan portfolio required the continuing increase in the provision. The Company evaluates its loan portfolio quarterly in conjunction with the current level of non-performing loans and general economic conditions, among other factors. At September 30, 1998, non-performing assets, including $30,000 of commercial equipment leases purchased from Bennett Funding Group (see "Classified Assets"), totalled $962,000 or 0.19% of total assets, compared to $2.0 million or 0.41% of total assets at September 30, 1997.

NON-INTEREST INCOME. The primary source of non-interest income is commissions generated from annuity and insurance product sales. Fiscal 1998 income of $717,000 was slightly above that of $700,000 for the year ended September 30, 1997. There was a small decline in non-interest income received from other fees and commissions.

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


REVIEW OF FINANCIAL CONDITION

Total assets at September 30, 1999 increased $85.7 million to $599.3 million from $513.6 million at September 30, 1998. Record loan originations of $196.9 million contributed to the 16.7% increase in assets. The Company's third party originator (TPO) network continued to give the Company the ability to control overhead expenses without constraining the Bank's ability to grow loan volume. The TPO program generated 88.8% of the fiscal 1999 originations. Lending in 1999 included $58.7 million, or 29.8%, of loans originated to applicants for which income verification was not required, and to a lesser extent, applicants with less than perfect credit and higher debt-to-income ratios than secondary market conforming standards (see "Lending Activities").

Cash and due from banks, interest-earning deposits, federal funds sold and dollar-denominated mutual funds amounted to $3.4 million at September 30, 1999 as compared to $2.0 million a year earlier. The Company used available cash generated by deposits and loan payments to fund increased loan origination volume.

Due to the increase in borrowings from the FHLB of Chicago, stock in the FHLB Chicago increased $3.1 million.

Investment securities available for sale totalled $66.1 million at September 30, 1999. The portfolio increased $7.1 million or 12.0% during the year. No investments were sold during the fiscal year.

Loans receivable reached the $500 million mark during fiscal 1999 for the first time in the Company's history and ended the year at $507.6 million. The 19.3% increase in the net portfolio was a result of significant loan originations. Repayments remained high in the first quarter of the fiscal year, then slowed down to historical levels.

There was no real estate in foreclosure at fiscal year end.

Deposits increased 7.9%, or $26.4 million to $357.0 million at September 30, 1999, compared to $330.7 million at September 30, 1998. Comparing transaction accounts from September 30, 1999 to September 30, 1998, it appears that they remained flat at $166.4 million, although they reached as high as $178.3 million at March 31, 1999. Certificates of deposits increased throughout the year to $190.5 million at September 30, 1999, from $164.4 million at September 30, 1998.

FHLB advances remain a cost effective source of funding for increased loan activity. At September 30, 1999, the Bank had $186.3 million of FHLB advances as compared to $121.4 million a year earlier. Throughout the year, the Bank continued to utilize advances to supply funds for loan origination.

Advance payments by borrowers for real estate taxes were at a higher level for the past two years, due to Cook County real estate taxes being payable during the first quarter of the following the fiscal year. The balance at September 30, 1999 of $8.0 million included $5.0 million that was paid in October 1999. Stockholders' equity decreased by $6.6 million throughout the year, from $48.6 million at September 30, 1999 to $42.0 million at September 30, 1998. Common stock repurchases of $9.3 million combined with the amortization of $669,000 of the Company's benefit plans, $1.0 million in cash dividends to stockholders, and a comprehensive loss on the investment portfolio more than offset the $4.1 million in earnings during fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The minimum liquidity requirement is 4% of the liquidity base. Liquidity requirements are determined quarterly, and savings associations have the option of calculating their liquidity requirements either on the basis of
(i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter. Savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations. At September 30, 1999, the Bank was in compliance with Office of Thrift Supervision ( OTS ) liquidity requirements, with a liquidity ratio of 14.83%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $6.8 million for the year ended September 30, 1999. During the year, the Bank used $87.5 million in investing activities, consisting primarily of loan originations, largely offset by principal collections on loans, mortgage-backed securities, and investment securities available for sale. Net cash provided by financing activities amounted to $82.2 million for the year ended September 30, 1999.

At September 30, 1999, the Bank had outstanding loan commitments of $4.0 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1999 totalled $165.1 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank's Tangible and Core (leverage) Capital of $41.4 million at September 30, 1999 was 6.9% of Adjusted Tangible Assets. This exceeded the Tangible Capital and Core Capital minimum requirements of 1.5% and 3% by $32.4 and $23.4 million respectively. The Bank's Risk-based Capital of $40.9 million was 14.3% of Total Risk-Weighted Assets at September 30, 1999 which exceeded the Risk-based Capital minimum requirement of 8% by $17.9 million.


LENDING ACTIVITIES

LOANS AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 1999, the gross loans receivable portfolio was $505.6 million, of which $388.6 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 58.3% were fixed-rate and 41.7% were adjustable-rate mortgage (ARM) loans. The Bank services a $3.7 million fixed-rate commercial loan for a golf course in a western Chicago suburb, having participated $1.89 million of the loan to another institution, resulting in a net loan of $1.85 million for the Bank. Through regular monthly payments, the Bank's outstanding portion at September 30, 1999 was $1.53 million. The remainder of the loan portfolio at September 30, 1999 consisted of $100.4 million of multi-family loans, $2.6 million in commercial property loans, and $14.0 million of consumer loans. Consumer loans consisted primarily of home equity and second mortgage loans.

During 1994, the Bank expanded its delivery system for mortgage loans to include TPOs, which are mortgage brokers that have agreed to originate loans for the Bank's portfolio. Throughout 1999 and 1998, the loan department continued to seek and sign agreements with new TPOs. At September 30, 1999, the Bank had a network of 61 TPOs. The TPO program produced $170.1 million or 88.8% of the one- to four-family and multi-family mortgage loan originations in 1999.

In October 1996, the Bank began offering certain residential loans without income verification. Verification that the applicant is employed is noted in the file and the amount listed on the application is used to determine the debt to income ratio. The maximum loan to value ratio is 80% for this program. The Bank also offers a similar program for people who typically are self-employed. The income used to qualify the loan is the amount stated on the loan application. The maximum loan amount allowed under this program is 75% of the property value. The Bank also grants loans to applicants with less than perfect credit and higher debt to income ratios than secondary market conforming standards. In all other respects the loans are originated in the same manner as a conventional loan. All loans have risk premium factored into the rate and additional valuation allowances are established when the loan is funded. The Bank originated $58.7 million of these loans during fiscal 1999.

At September 30, 1999, the portfolio included $125.0 million of these loans.

Loan origination standards of the Bank generally conform to the requirements for sale to the Federal Home Loan Mortgage Corporation (FHLMC). On occasion the Bank sells fixed-rate mortgage loans to the FHLMC. There were no sales during the year ended September 30, 1999 or 1998. At September 30, 1999, the unpaid balance of total mortgage loans sold to the FHLMC and serviced by the Bank was $5.4 million.

During 1995 the Bank purchased four pools of full pay-out commercial equipment leases totalling $3.0 million from Bennett Funding Group (BFG). Normal lease payments received through March, 1996 reduced the aggregate outstanding balance to $2.0 million. During fiscal 1999 and 1998, the Bank received post-bankruptcy lease receipts totaling $57,000 and $378,000, respectively. At September 30, 1999, the Bank had received all payments from BFG and had no commercial leases. The BFG settlement also ended all outstanding litigation. See further discussion of these leases included in "CLASSIFIED ASSETS".

The Bank's investment policy permits the investment in mortgage-backed securities. The Bank purchases FHLMC Gold mortgage-backed securities to coincide with its ongoing asset/liability management objectives and to supplement its own loan origination program. The FHLMC mortgage-backed securities owned by the Bank are guaranteed by the FHLMC and are collateralized with generic pools of single family mortgages with a security coupon of 7.50%. With respect to prepayment risk, these securities are likely to exhibit substantially the same characteristics as the whole loans owned by the Bank. Prepayments are not expected to have a material effect on the yield or the recoverability of the carrying amounts of these securities. At September 30, 1999, total mortgage-backed securities aggregated $3.6 million, or 0.6% of total assets. The fair value of these securities was approximately $3.6 million at September 30, 1999.

Currently all loans originated or purchased by the Bank and mortgage-backed securities are held for investment.

The following table sets forth the composition of the loan portfolio and mortgage-backed securities held to maturity, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                        At September 30,
                                        1999                  1998                  1997
                                            Percent               Percent               Percent
                                   Amount   of Total    Amount   of Total     Amount   of Total
                                                 (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 388,586    76.86%     324,265    76.47%   $ 304,950    78.83%
  Multi-family                    100,412    19.86       83,084    19.59       64,450    16.66
  Commercial                        2,577     0.51        3,295     0.78        2,894     0.75
  Commercial leases                    -        -            30     0.01          408     0.10
                                  -------    -----      -------     ----       ------    -----
    Total mortgage loans          491,575    97.23      410,674    96.85      372,702    96.34

Consumer loans                     14,016     2.77       13,358     3.15       14,152     3.66
                                  -------   ------      -------   ------      ------    ------
  Gross loans receivable          505,591   100.00%     424,032   100.00%     386,854   100.00%
                                            ======                ======                ======
Less:
  Loans in process                     16                     1                   -
  Unearned discounts and
    deferred loan costs            (2,762)               (2,168)               (1,868)
  Allowance for loan losses           780                   591                   460
                                  -------               -------               -------
Loans receivable, net           $ 507,557               425,608               388,262
                                  =======               =======               =======

Mortgage-backed
  securities - FHLMC             $  3,587   100.00%      11,177   100.00%      16,866   100.00%
                                            ======                ======                ======
Net premiums                           (2)                  -                       9
                                  -------               -------                ------
  Mortgage-backed
    securities, net             $   3,585              $ 11,177             $  16,875
                                  =======               =======               =======

<CAPTIONS>
                                              At September 30,
                                        1996                  1995
                                            Percent               Percent
                                   Amount   of Total    Amount   of Total
                                          (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 277,086    78.34%     203,974    76.40%
  Multi-family                     55,341    15.65       45,698    17.12
  Commercial                        5,656     1.60        2,478     0.93
  Commercial leases                 2,032     .057        2,373     0.89
                                  -------    -----      -------     ----
    Total mortgage loans          340,115    96.16      254,523    95.34

Consumer loans                     13,585     3.84       12,442     4.66
                                  -------    -----      -------     ----
  Gross loans receivable          353,700   100.00%     266,965   100.00%
                                            ======                ======
Less:
  Loans in process                      3                    77
  Unearned discounts and
    deferred loan fees             (1,368)                 (250)
  Allowance for loan losses           810                   403
                                  -------               -------
  Loans receivable, net         $ 354,255               266,735
                                  =======               =======

Mortgage-backed
  securities - FHLMC            $  21,647  100.00%     $ 26,435   100.00%
                                           ======                 ======
Net premiums                           26                    49
                                  -------               -------
  Mortgage-backed
  securities, net               $  21,673              $ 26,484
                                  =======               =======

The following table sets forth the Bank's loan originations, purchases of loans, commercial leases, and mortgage-backed securities held to maturity, sales and principal repayments for the periods indicated:

                                                                 Years Ended September 30,
                                                             1999        1998        1997
                                                                  (in thousands)
Mortgage Loans (gross):
  At beginning of period                                  $ 410,674      372,702      340,115
  Mortgage loans originated:
    One- to four- family                                    157,429      107,575       74,067
    Multi-family                                             29,224       26,719       15,981
    Commercial                                                2,216        2,494          913
                                                            -------      -------      -------
  Total mortgage loans originated                           188,869      136,788       90,961


  Transfer of mortgage loans to foreclosed real estate         (262)      (1,163)        (359)
  Transfer of mortgage loans from foreclosed real estate         -           529           -
  Principal repayments of loans receivable                 (107,676)    (100,182)     (56,798)
  Principal repayments of commercial leases                     (30)        (378)      (1,217)
  Purchase of loans receivable                                  -          2,378           -
                                                            -------      -------      -------
  At end of period                                       $  491,575      410,674      372,702
                                                            -------      -------      -------

Consumer loans (gross):
  At beginning of period                                 $   13,358       14,152       13,585
  Consumer loans originated                                   7,990        6,000        6,813
  Principal repayments                                       (7,332)      (6,794)      (6,246)
                                                            -------       ------       ------
  At end of period                                           14,016       13,358       14,152
                                                            -------       ------       ------
Total loans (gross)                                       $ 505,591      424,032      386,854
                                                            =======      =======      =======

Mortgage-backed securities held to maturity:
  At beginning of period                                  $ 11,177        16,866       21,647
  Amortization and principal repayments                     (7,590)       (5,689)      (4,781)
                                                           -------        ------       ------
  At end of period                                        $  3,587        11,177       16,866
                                                           =======       =======      =======





















LOANS AND MORTGAGE-BACKED SECURITIES MATURITY AND REPRICING.   The following
table shows the maturity or period to repricing of the  loans and mortgage-
backed securities held to maturity portfolios at September 30, 1999.  The table does not include prepayments or scheduled principal amortization.  Principal repayments and prepayments on loans and mortgage-backed securities held to maturity totalled $122.6 million, $113.0 million, and $69.0 million for the years ended September 30, 1999, 1998 and 1997, respectively.

                                                     At September 30, 1999
                             Fixed Rate        Adjustable Rate    Other Loans             Totals
                                                                                            Mortgage-
                                                                                   Total    Backed
                           One-to-            One-to-                              Loans    Securities
                           Four     Multi-    four      Multi-   Commer-           Receiv-  Held to
                           Family   Family    Family    Family    cial    Consumer  able    Maturity    Total
                                                          (in thousands)
AMOUNTS DUE:
Within one year        $   25,480   1,082     41,515    14,753      59     3,687    86,576      556     87,132
After one year:
One to three years         44,522   1,791     70,129    43,917     261     4,455   165,075      959    166,034
Three to five years        37,011   1,341     50,334    35,175   1,591     2,526   127,978      780    128,758
Five to 10 years           66,506   2,142        -         -        -      2,397    71,045    1,292     72,337
10 to 20 years             42,529     877        -         -        -        932    44,338      -       44,338
Over 20 years              10,560     -          -         -        -         19    10,579      -       10,579
                          -------   -----    -------    ------   -----     -----   -------  -------   --------
Total due after
  one year                201,128   6,151    120,463    79,092   1,852    10,329   419,015    3,031    422,046

Total amounts due       $ 226,608   7,233    161,978    93,845   1,911    14,016   505,591    3,587    509,178

Less:
  Loans in process                                                                      16      -           16
  Unearned discounts,
    premiums and deferred
    loan costs, net                                                                 (2,762)       2     (2,760)
  Allowance for possible loan losses                                                   780      -          780
                                                                                    ------   ------     ------
Loan receivable and mortgage-
  backed securities held to
  maturity, net                                                                  $ 507,557       3,585    511,142
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

Residential loans without income verification are offered in amounts up to a maximum value ratio of 80%. The Bank also offers a similar program for people who typically are self-employed. The income and assets used to qualify the loan is the amount stated on the loan application. The maximum loan amount allowed under this program is 75% of the property value. The Bank, to a lessor extent, grants loans to applicants with less than perfect credit and higher debt to income ratios than secondary market conforming standards. In all other respects the loans are originated in the same manner as a conventional loan.
All loans have risk premium factored into the rate and additional valuation allowance are established when the loan is funded.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank originates fixed and adjustable rate multi-family loans secured by properties (five units or more) typically located in its primary market area. These loans generally have rate and payment adjustment periods of 3 to 5 years, with amortizations of up to 30 years. The Bank customarily charges origination fees of up to 3% of the loan amount for newly originated loans and lesser fees for renewals or modifications of existing loans. The Bank's policies generally require personal guarantees from the borrowers, with joint and several liability. The Bank's underwriting decisions relating to these loans are primarily based upon the net operating income generated by the property in relation to the debt service ("debt coverage ratio"), the borrower's cash-at-risk position, financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending relationship with the borrower. The Bank originates multi-family loans in amounts up to 85% of the lower of the appraised value of the property or the purchase price. The Bank generally requires a minimum debt coverage ratio of 1.15x on multi-family properties, utilizing forecasted net operating income.
As of September 30, 1999, $100.4 million, or 19.9%, of the Bank's loan portfolio consisted of multi-family loans. Multi-family mortgage loans typically involve substantially larger loan balances than single-family mortgage loans, and are dependent on successful property operation as well as on general and local economic conditions.

In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. Commercial real estate loans are generally granted in amounts up to 75% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. As of September 30, 1999, $2.6 million, or 0.5%, of the Bank's loan portfolio consisted of commercial loans.

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

COMMERCIAL LEASES. The Bank purchased 454 full-payout commercial equipment leases located in various parts of the country with original aggregate outstanding principal balances of $3.0 million during fiscal 1995. These leases were all originated by, serviced by, and financially guaranteed by Bennett Funding Group of Syracuse, New York. See further discussion in
"CLASSIFIED ASSETS". As of September 30, 1999, the Bank's loan portfolio included no commercial leases.



CONSUMER, HOME EQUITY AND OTHER LENDING. The Bank offers a variety of consumer loans, although its current portfolio consists primarily of home equity and second mortgage loans. Also included in consumer loans are installment loans secured by automobiles, boats and recreational vehicles, and other secured and unsecured loans. As of September 30, 1999, $14.0 million or 2.8% of the Bank's loan portfolio consisted of consumer loans.

The Bank's home equity loans consist of fixed and adjustable rate mortgage loans generally secured by second mortgages on one- to four-family owner-occupied residential properties located in its primary market area. The second mortgage loan products are currently offered in both fixed and adjustable rate, fixed-term loans for up to 30 years.

LOAN APPROVAL PROCEDURES AND AUTHORITY. Certain officers have authority to approve loans up to specified dollar amounts. One- to four-family mortgage loans conforming to agency standards and all consumer loans may be approved by the Vice President - Personal Banking, Vice President - Loan Investments and designated underwriters up to the agency maximum loan limitations. Non-conforming loans up to $250,000 and otherwise conforming to the Loan Policy may be approved by the Vice President - Loan Investments. Loans of up to $500,000 may be approved by the Vice President - Loan Investments with the concurrence of a member of the Bank loan committee. Secured mortgage and unsecured consumer loans may be approved by designated personal banking managers. The
Bank's policies generally provide that all other loans are to be approved by the Board or certain committees which include Board members. All multi-family loans over $1.5 million and one- to four-family construction loans over $1.5 million require the approval of a majority of the Board.

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

It is the Bank's general policy to discontinue the accrual of interest on all first mortgage loans 90 days past due. Consumer loans continue to accrue interest until a determination is made by the Bank that the loan may result in a loss. Property acquired by the Bank as a result of a foreclosure on a mortgage loan is classified as real estate owned and is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value.

Set forth below is certain information regarding delinquent loans at September
30, 1999, 1998 and 1997:


                                At September 30, 1999                       At September 30, 1998
                            60-89 Days       90 Days or More         60-89 Days        90 Days or More
                        -----------------  ------------------     -----------------   -----------------
                        Number  Principal   Number  Principal     Number  Principal   Number  Principal
                          of     Balance      of     Balance        of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans       Loans  of Loans     Loans  of Loans
                                               (Dollars in thousands)
One- to four- family       2    $   252        5   $    216          8     $  501        6    $   571
Multi-family               1        159        1         84          -         -         1        228
Commercial                 -         -         -         -           -         -         -         -
Commercial leases (1)      -         -         -         -           -         -         1         30
                          --        ---       --     ------         --       ----       --       ----
Total mortgage loans       3        411        6        300          8        501        8        829

Consumer                   -          -        4         43          1         14        1          2
                          --        ---       --     ------         --       ----       --       ----
Total loans                3    $   411       10    $   343          9     $  515        9    $   831
                          ==        ===       ==     ======         ==       ====       ==      =====
Delinquent loans to
  total loans                      0.08%               0.07%                 0.12%               0.20%
                                    ===              ======                  ====                ====

                                At September 30, 1997
                            60-89 Days       90 Days or More
                        -----------------  ------------------
                        Number  Principal   Number  Principal
                          of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans
                                 (Dollars in thousands)
One- to four- family       5     $  141        8     $ 1,166
Commercial                 -         -         1         231
Commercial leases (1)      -         -         1         408
                          --        ---       --      ------
Total mortgage loans       5        141       10       1,805

Consumer                   5         40        2           3
                          --        ---       --      ------
Total loans               10     $  181       12     $ 1,808
                          ==        ===       ==      ======
Delinquent loans to
  total loans                      0.05%                0.47%
                                    ===               ======

(1) Relates to leases purchased from Bennett Funding Group - see further discussion in "CLASSIFIED ASSETS". For purposes of this table, the portfolio of leases has been considered to be one loan due to the collectibility issues related to the leases.


NON-PERFORMING ASSETS.    The following table sets forth information regarding
non-accrual loans, loans which are 90 days or more past due, and real estate in foreclosure. The Bank continues accruing interest on all consumer loans until a loss determination is made. Upon determination that the loan will result in a loss, the Bank discontinues the accrual of interest and/or establishes a reserve in the amount of the anticipated loss. For the year ended September 30, 1999, interest income on non-accrual loans included in net income amounted to less than $1,000. If all non-accrual mortgage loans, as of September 30, 1999, had been currently performing in accordance with their original terms, the Bank would have recognized interest income from such loans of $14,000.

                                                At September 30,
                                 1999        1998       1997       1996       1995
                                            (Dollars in thousands)
Non-accrual mortgage loans    $    300   $    799   $  1,397   $  1,049     $  604
Non-accrual commercial leases       -          30        408      2,032         -
Non-accrual consumer loans          43          2          3          5         13
                                 -----        ---      -----      -----        ---
  Total non-accrual loans          343        831      1,808      3,086        617

Consumer loans 90 days or more
  past due and still accruing    -          -          -          -          -
                                 -----        ---      -----      -----        ---
  Total non-performing loans       343        831      1,808      3,086        617

Real estate in foreclosure          -         131        215         97         -
                                 -----        ---      -----      -----        ---
  Total non-performing assets $    343   $    962   $  2,023   $  3,183     $  617
                                 =====        ===      =====      =====        ===
Total non-performing loans to
  total loans                     0.07%      0.20%      0.47%      0.87%      0.23%
                                 =====        ===      =====      =====        ===
Total non-performing assets to
  total assets                    0.06%      0.19%      0.41%      0.67%      0.16%
                                 =====        ===      =====      =====        ===

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

As of September 30, 1999, the Bank had classified assets of $343,000. Classified loans of $343,000 were categorized as substandard, consisting of 5 residential mortgage loans and 1 multi-family loan. There were no assets classified as doubtful.

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

In August 1997, the Bank and the Bennett Bankruptcy Trustee reached a settlement agreement. Under the terms of this agreement, the Bank received post bankruptcy lease receipts totaling $1.1 million. Repayment of the balance of $408,000 in lease receivables at September 30, 1997 is expected from future lease payments. The settlement also ended all outstanding litigation. As a result of the settlement, the Company charged off $406,000 of leases in 1997, against the previously established allowance. During fiscal 1999 and 1998, the Company received an additional $57,000 and $378,000 in payments, respectively. At September 30, 1999, the Company had recovered the agreed upon amount for the Bennett leases. The leases now have a zero book value, and there will be no further recoveries.

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


The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                           At or for the Years Ended September 30,
                                      1999     1998      1997      1996      1995
                                                  (Dollars in thousands)
Balance at beginning of year        $ 591     $ 460     $ 810     $ 403     $ 228
Provision for loan losses             165       181        64       410       192
Charge offs:
  One-to four-family                    -         -         -        (8)       (2)
  Multi-family                          -         -         -         -        (5)
  Commercial leases                     -         -      (406)        -         -
  Consumer loans                       (8)      (51)      (19)      (26)      (19)
                                     ----      ----      ----      ----      ----
Total Charge-offs                      (8)      (51)     (425)      (34)      (26)

Recoveries:
  Commercial leases                    27         -         -         -         -
  Consumer loans                        5         1        11        31         9
                                     ----      ----      ----      ----      ----
Total Recoveries                       32         1        11        31         9
                                     ----      ----      ----      ----      ----
Balance at end of year              $ 780     $ 591     $ 460     $ 810     $ 403
                                     ====      ====      ====      ====      ====
Ratio of charge-offs during the
  year to average loans
  outstanding during the year          - %     0.01%     0.11%     0.01%     0.01%
                                     ====      ====      ====      ====      ====
Ratio of allowance for loan losses
  to net loans receivable at end
  of year                            0.15%     0.14%    0.12%     0.23%     0.15%
                                     ====      ====      ====      ====      ====
Ratio of allowance for loan losses
  to total non-performing loans at
  end of year                      227.41%    71.12%    25.44%    26.25%    65.32%
                                   ======     =====     =====    ======     =====
Ratio of allowance for loan losses
  to non-performing assets at end
  of year                          227.41%    61.43%    22.74%    25.48%    65.32%
                                   ======     =====     =====    ======     =====

The Bank's allowance for loan losses has been established as an allowance for future losses on its entire portfolio. For internal purposes, the Bank does not allocate the allowance among loan classifications. In the following table, the allowance for loan losses has been allocated by category for purposes of complying with public disclosure requirements. The amount allocated on the following table to any category should not be interpreted as an indication of future charge-offs and the amounts allocated are not intended to reflect the amount that may be available for future losses on any category since the Bank's allowance is a general allowance.

The following table also sets forth the percent of loans in each category to total loans.

                                                                At September 30,
                                           1999                      1998                   1997
                                             % of Loans                 % of Loans            % of Loans
                                             in Category                in Category           in Category
                                              of Total                   of Total               of Total
                                             Outstanding                Outstanding           Outstanding
                                  Amount        Loans         Amount       Loans      Amount      Loans
                                                        (Dollars in thousands)
Mortgage loans:
  One- to four- family            $ 340        76.86%          $ 241      76.47%      $ 158      78.83%
  Multi-family                      179        19.86             140      19.59          84      16.66
  Commercial                         38         0.51              52       0.78          35       0.75
  Commercial leases                   -           -                2       0.01          21       0.10
Consumer loans                      171         2.77             148       3.15         157       3.66
Unallocated                          52           -                8         -            5         -
                                   ----       ------            ----     ------        ----     ------
  Total allowance for loan losses $ 780       100.00%          $ 591     100.00%      $ 460     100.00%
                                   ====       ======            ====     ======        ====     ======

                                                  At September 30,
                                           1996                       1995
                                             % of Loans                 % of Loans
                                             in Category                in Category
                                              of Total                   of Total
                                             Outstanding                Outstanding
                                  Amount        Loans         Amount       Loans
                                                (Dollars in thousands)
Mortgage loans:
  One- to four- family            $  90        78.34%          $  70      76.40%
  Multi-family                       57        15.65              46      17.12
  Construction                      104         1.60              89       0.93
  Commercial leases                 406         0.57              24       0.89
Consumer loans                      150         3.84             132       4.66
Unallocated                           3           -               42         -
                                   ----         ----            ----      -----
  Total allowance for loan losses $ 810       100.00%          $ 403     100.00%
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

The Company is the holder of certain subordinated notes (the "Notes") issued by Cole Taylor Financial Group, Inc. The Notes have a par value and cost basis of $3.0 million. The Notes were acquired by the Company in 1994, when Cole Taylor Financial Group, Inc. was the parent company for both a consumer finance company and a Chicago area bank. In fiscal 1997, Cole Taylor's bank subsidiary was "spun-off" to certain Cole Taylor shareholders in exchange for stock and certain assets. The Notes remained as obligations of the surviving company, which is now known as Reliance Acceptance Group, Inc. ("RAG") and is the parent company for the consumer finance company.

On November 14, 1997, RAG filed a Form 10-Q with the SEC in which RAG reported, among other things, substantial additions to its loan loss reserves, increasing delinquencies and repossession losses, a severe decline in its net interest margin, continuing defaults under senior credit agreements, a lack of future funding sources, and the imposition of substantial restrictions by senior lenders.

The Company evaluated the information that was then about RAG's present circumstances and future prospects in an effort to assess impairment and to place a value on the Notes in the context of a possible RAG liquidation, sale and/or bankruptcy. The Company concluded that the impairment was other than temporary, and that a complete write-down of the Notes was appropriate, because of RAG's worsening condition, the fact that the Notes are subordinate to the senior debt and are structurally subordinate to the other obligations of RAG's finance company subsidiary, and the substantial uncertainties that existed regarding ultimate realization of the asset.

Accordingly, the Company wrote the Notes down $3.0 million during the fourth quarter and fiscal year ended September 30, 1997. In accordance with generally accepted accounting principles (GAAP), the write-down was charged against fiscal year 1997 earnings because the notes were considered to be other than temporarily impaired.

RAG subsequently filed a bankruptcy petition in the United States Bankruptcy Court in Delaware. The Company is continuing its efforts to attempt to realize some recovery of its subordinated notes. Among other things, the Company actively participated on the Official Committee of the Unsecured Creditors of RAG and in the formulation of a plan for RAG's bankruptcy liquidation.
Further, the Estate Representive for RAG, with the support of the Company and other holders of RAG subordinated notes, has filed two lawsuits against a number of RAG insiders, certain legal and accounting firms and others in the United States District Court for the District of Delaware.

The lawsuits allege a variety of causes of action against these individuals and entities relating to the spin-off, the accuracy of RAG's financial statements and similar matters. A litigation fund of approximately $5.0 million was established pursuant to RAG's plan of reorganization to pursue these lawsuits and similar litigation. The lawsuits are presently in the discovery stage. An order was recently entered scheduling the lawsuits for a jury trial on September 10, 2000.

The Company and other holders of RAG subordinated notes are also presently evaluating the desirability of instituting other third party litigation relating specifically to the subordinated notes.

The following table sets forth certain information regarding the amortized cost and fair value of the Company's investment securities portfolio at the dates indicated:

                                                         At September 30,
                                          1999                   1998                 1997
                                 Amortized     Fair     Amortized     Fair   Amortized     Fair
                                   Cost       Value        Cost      Value     Cost       Value
                                                          (in thousands)
Interest-earning deposits:
  FHLB daily investment         $   404        404         547        547        722       722
  Money market fund                 172        172           8          8      1,592     1,592
                                  -----      -----         ---        ---      -----     -----
Total interest-bearing deposits $   576        576         555        555      2,314     2,314
                                  =====      =====       =====      =====      =====     =====

Federal funds sold              $   100        100         100        100        100       100
                                   ====        ===       =====      =====      =====     =====

Mutual funds -
  Federated Liquid Cash Trust   $    -           -          -          -       3,154     3,154
                                  =====      =====       =====      =====      =====     =====

FHLB-Chicago Stock              $ 9,615      9,615       6,510      6,510      5,700     5,700
                                  =====      =====       =====      =====      =====     =====

Investment securities
  available for sale:
  U.S. Government and
  agencies                     $ 68,428     66,070      58,439     58,979     64,467    64,687
Corporate asset-backed
  securities                         -          -           -          -       2,616     2,613
Corporate debt securities            -          -           -          -       3,000     2,997
                                -------     ------      ------     ------     ------    ------
Total investment securities
  available for sale           $ 68,428     66,070      58,439     58,979     70,083    70,297
                                =======     ======      ======     ======     ======    ======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 1999.

                                                       At September 30, 1999

                                One Year            One to         Five to      More than
                                 or Less           Five Years      10 Years    10 Years                   Total
                                                                                                Avg
                                       Wtd               Wtd            Wtd           Wtd     remaining                  Wtd
                               Amtzd   Avg      Amtzd    Avg     Amtzd  Avg    Amtzd  Avg     Years to   Amtzd  Fair     Avg
                               Cost   Yield     Cost    Yield    Cost  Yield   Cost  Yield    Maturity   Cost   Value   Yield
                                                           (dollars in thousands)
U.S. Government and agencies $   -      - %       -      -     68,428   6.59%      -     -       9.1    68,428  66,070  6.59%
                               ====             ====           ======           ====                    ======  ======  ====


Investments include $59 million in callable notes. These securities are shown as repricing at their respective maturity dates although there can be no assurance that the securities will not be called before maturity. The issues include three FHMLCs; $8.5 million 6.60% due 6/24/2008, $10 million 6.65% due 3/23/2009, and $10 million 6.75% due 5/4/2009 that are callable with 10 days notice. Also included is a $20 million, 6.77% FNMA due 5/21/2008 that is callable within 10 days notice. Two FHLB notes for $10 million each with rates of 6.275% and 6.285% are due 11/25/2008 and 12/29/2008, respectively. These are callable on their anniversary dates in 1999.


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

The following table presents the deposit activity of the Bank for the years indicated.

                                               Years Ended September 30,
                                           1999         1998        1997
                                                   (in thousands)
Deposits                               $ 716,232      372,003      156,089
Withdrawals                             (704,706)    (377,067)    (144,310)
                                         -------      -------      -------
Net deposits in excess of withdrawals     11,526       (5,064)      11,779
Interest credited on deposits             14,820       12,341        8,730
                                         -------      -------      -------
Total increase in deposits             $  26,346        7,277       20,509
                                         =======      =======      =======


The following table sets forth maturities time deposits over $100,000 at September 30, 1999:

                           Maturity Period
                                                 (in thousands)
                 Three months or less               $  7,264
                 Over three through six months         8,111
                 Over six through 12 months            7,207
                 Over 12 months                        4,041
                                                     -------
                                                    $ 26,623
                                                     =======

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of fiscal year-end balances instead of average balances resulted in any material difference in the information presented.

                                                      At September 30,
                                           1999                              1998
                                                      Weighted                         Weighted
                                          Percent of   Average             Percent of  Average
                                            Total      Nominal               Total     Nominal
                                Amount    Deposits      Rate       Amount  Deposits     Rate
                                                  (dollars in thousands)
Passbook Savings             $  127,415   35.69%      3.70%     $ 126,901    38.38%      4.16%
Transaction Accounts:
  NOW/non-interest bearing       6,385     1.79         -           5,981     1.81         -
  NOW                           16,577     4.64       2.22         15,972     4.83       2.25
  Money market and management   16,100     4.51       3.82         17,462     5.28       4.03
                                ------    -----       ----         ------     ----       ----
    Total transaction accounts  39,062    10.94       3.56         39,415    11.92       2.70

Certificate Accounts:
  3 month                        2,160     0.61       4.40          2,589     0.78       4.95
  6 month                       10,503     2.94       4.67         18,095     5.47       5.25
  7 month                       31,955     8.95       5.03          4,662     1.41       5.32
  8 month                        5,125     1.44       4.63         39,875    12.06       5.69
  10 month                      45,000    12.60       5.40         17,876     5.41       5.44
  12 month                      18,600     5.21       4.87         28,263     8.55       5.63
  13 month                      35,610     9.97       5.75          3,984     1.20       5.59
  15 month                      12,475     3.49       4.90         15,377     4.65       5.64
  24 month                      10,170     2.85       5.28         11,967     3.62       5.78
  36 month                       6,843     1.92       5.65          7,533     2.28       5.82
  36 month rising rate           3,959     1.11       5.17          4,578     1.38       5.29
  60 month                       8,139     2.28       6.01          9,455     2.86       5.91
  Other                            -         -          -             100     0.03       5.50
                                ------    -----       ----         ------     ----       ----
  Total certificate accounts   190,539    53.37       5.27        164,354    49.70       5.59
                                ------    -----       ----         ------     ----       ----
Total Deposits               $ 357,016   100.00%      4.49%       330,670   100.00%      4.78%
                               =======   ======       ====        =======   ======       ====


                                      At September 30,
                                           1997
                                                      Weighted
                                          Percent of   Average
                                            Total      Nominal
                                Amount    Deposits      Rate
                                  (dollars in thousands)
Passbook Savings             $ 100,588    31.10%      3.83%

Transaction Accounts:
  NOW/non-interest bearing       4,766     1.47         -
  NOW                           13,201     4.08       2.18
  Money market and management   17,634     5.45       4.21
                                ------    -----       ----
    Total transaction accounts  35,601    11.01       3.70

Certificate Accounts:
  3 month                        3,820     1.18       5.23
  6 month                       15,631     4.83       5.52
  7 month                        4,615     1.43       5.35
  8 month                       12,221     3.78       5.65
  10 month                      30,926     9.56       5.99
  12 month                      43,244    13.37       5.94
  13 month                      18,159     5.61       6.04
  15 month                      15,081     4.66       5.85
  24 month                      11,506     3.56       5.72
  36 month                       7,904     2.44       6.10
  36 month rising rate          14,161     4.38       6.55
  60 month                       9,681     2.99       5.82
  Other                            305     0.09       6.04
                                ------    -----       ----
  Total certificate accounts   187,254    57.89       5.79
                                ------    -----       ----
Total Deposits               $ 323,443   100.00%      4.89%
                               =======   ======       ====

The following table presents, by various rate categories, the amount of certificate accounts outstanding at September 30, 1999, 1998 and 1997 and the periods to maturity of the certificate accounts outstanding at September 30, 1999.

                                                            Period to maturity from September 30, 1999
                             At September 30,
                                                                               Two to
                                                      Within       One to       Three    There-
                        1999      1998      1997     One Year     Two Years     Years    after   Total
                                                 (in thousands)
Certificate accounts:
  2.99% or less      $      81      139      266         -            43         -        38        81
  3.00% to 3.99%            -        -        76         -            -          -         -        -
  4.00% to 4.99%        53,218    5,340      660     45,973        4,761      1,807      677    53,218
  5.00% to 5.99%       133,805  147,841  104,941    116,997       13,274      1,205    2,349   133,805
  6.00% to 6.99%         3,435   11,034   81,081      2,194          163        337      741     3,435
  7.00% to 7.99%            -        -       230         -            -           -        -        -
  8.00% to 8.99%            -        -        -          -            -           -        -        -
  9.00% to 9.99%            -        -        -          -            -           -        -        -
 10.00% to 10.99%           -        -        -          -            -           -        -        -
                       -------  -------  -------    -------       ------      -----     -----  -------
Total                $ 190,539  164,354  187,254    165,144       18,241      3,349     3,805  190,539
                       =======  =======  =======    =======       ======      =====     =====  =======

BORROWINGS

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB of Chicago when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank obtains advances from the FHLB of Chicago secured by its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At September 30, 1999, the Bank's FHLB-Chicago advances totalled $186.3 million.

The following table sets forth certain information regarding borrowings at and for the date indicated:

                                   At and for the Years Ended September 30,
                                               1999         1998         1997
                                                      (in thousands)
FHLB-CHICAGO ADVANCES
Average balance outstanding                 $158,523      102,968       97,879
Maximum amount outstanding at any
  month-end during the year                  192,300      128,400      113,400
Balance outstanding at year end              186,250      121,400      113,400
Weighted average interest rate
  during the year                               5.48%        5.73%        5.66%
Weighted average interest rate
  at end of year                                5.56%        5.69%        5.80%

SUBSIDIARY ACTIVITY

Fidelity Corporation, incorporated in 1970, is a wholly-owned subsidiary of the Bank. Fidelity Corporation's business is safe deposit box rentals, and annuity and insurance sales primarily to customers of the Bank. In addition, in cooperation with INVEST, full service securities brokerage services are offered to customers and non-customers of the Bank.

Fidelity Corporation owns a 7.64% ownership interest as a limited partner and a
 .08% ownership interest as a general partner in an Illinois limited partnership formed in 1987 for the purpose of (i) developing, in the City of Evanston, Illinois, a public parking garage containing 602 parking spaces, which was sold in 1989 to the City of Evanston, and (ii) developing, managing and operating a 190 unit luxury rental apartment building adjacent thereto. Fidelity Corporation's investment in this limited partnership, represented by its capital contributions, totalled $945,000 at September 30, 1999. Losses to Fidelity Corporation other than any liability as a general partner are limited to its capital contributions. Profits to Fidelity Corporation, if any, are initially expected to be derived from partnership operations and, after pro-rata payment of "Preferred Distributions" to the partners (including Fidelity Corporation), are to be equal to Fidelity Corporation's pro-rata ownership interests in the partnership. The apartment complex, which was completed in August 1990, was 99% occupied as of September 30, 1999. The Bank is not aware of any present plans for the disposition of this project by the partnership, nor is it aware of any further funding needs of the partnership. Fidelity Corporation's portion of the operating losses for the year ended September 30, 1999 was $36,000. Losses from the operations of the property were primarily due to the expensing of certain organizational and marketing costs and non-cash expenses such as amortization and depreciation. The losses from the partnership have reduced the Bank's income.

Real estate development and investment activities involve varying degrees of risk. In the case of rental property, decreases in occupancy rates, increases in operating expenses, declines in the underlying value of the project or in its general market area, adverse changes in local, regional and/or national economic conditions, or a combination of these or other factors can have a negative effect on the profitability and value of the project. The Bank currently does not intend to engage in further real estate development activities. At September 30, 1999, Fidelity Corporation had assets of $1.3 million.

Fidelity Loan Services, Inc., (FLSI), incorporated in 1989, is a wholly-owned subsidiary of the Bank that ceased operations in October 1994.


PERSONNEL

As of September 30, 1999, the Company had 92 full-time employees and 34 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be excellent.

                          SUPERVISION AND REGULATION


GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of Thrift Supervision (the "OTS"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the stockholders, of financial institutions.

The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and the Bank, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.


RECENT REGULATORY DEVELOPMENTS

On November 12, 1999, legislation was enacted that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "GLB Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

Under current law, so-called "unitary savings and loan holding companies" (i.e., those that control only one savings association and have no other depository institution subsidiaries) are not generally subject to any restrictions on the non-banking activities in which they may engage (either directly or through a subsidiary). The GLB Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that (i) are currently permitted for multiple savings and loan holding companies or (ii) are permissible for financial holding companies (as described above) (collectively "permissible activities"). The Act also generally prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The GLB Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence, or formed pursuant to an application pending before the Office of Thrift Supervision, on or before May 4, 1999.

Many of the provisions of the Act have delayed effective dates and require the issuance of regulations to implement the statutory provisions. Accordingly, at this time, the Company is unable to predict the impact the Act may have on the Company and the Bank.


THE COMPANY

GENERAL. The Company, as the sole stockholder of the Bank, is a savings and loan holding company. As a savings and loan holding company, the Company is registered with, and is subject to regulation by, the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). Under the HOLA, the Company is subject to periodic examination by the OTS. The Company is also required to file with the OTS periodic reports of the Company's operations and such additional information regarding the Company and the Bank as the OTS may require.

INVESTMENTS AND ACTIVITIES. The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries from: (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that is not FDIC-insured.

A savings and loan holding company may acquire savings associations located in more than one state in both supervisory transactions involving failing savings associations and nonsupervisory acquisitions of healthy institutions. Interstate acquisitions of healthy savings associations, however, are permitted only if the law of the state in which the savings association to be acquired is located specifically authorizes the proposed acquisition, by language to that effect and not merely by implication. State laws vary in the extent to which interstate acquisitions of savings associations and savings and loan holding companies are permitted. Illinois law presently permits savings and loan holding companies located in any state of the United States to acquire savings associations or savings and loan holding companies located in Illinois, subject to certain conditions, including the requirement that the laws of the state in which the acquiror is located permit savings and loan holding companies located in Illinois to acquire savings associations or savings and loan holding companies in the acquiror's state.

A savings and loan holding company that, like the Company, controls only one savings association subsidiary and either was a savings and loan holding company on or before May 4, 1999 or became a savings and loan holding company pursuant to an application pending before the OTS on or before May 4, 1999 (a "grandfathered company"), is generally not subject to any restrictions on the types of non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a qualified thrift lender (see "-- The Bank--Qualified Thrift Lender Test"). A savings and loan holding company that controls only one savings association subsidiary but is not a grandfathered company is subject to certain restrictions on the non-banking activities in which it may engage (see "Recent Regulatory Developments"). In all cases, however, if, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk. The restrictions the OTS may impose include limitations on (i) the payment of dividends by the savings association to the holding company, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

Federal law also prohibits any person or company from acquiring control of a savings association or a savings and loan holding company without prior notice
to the appropriate federal bank regulator.   Control  is defined generally to
mean the acquisition of 25% or more of the outstanding shares of voting stock of a savings association or savings and loan holding company. Under certain circumstances, however, a person or company may be presumed (subject to rebuttal) to have acquired control of a savings association or savings and loan holding company as a result of the acquisition of 10% or more of the outstanding shares of voting stock of the savings association or savings and loan holding company.

DIVIDENDS.   The Delaware General Corporation Law (the "DGCL") allows the
Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, OTS policies provide that a savings and loan holding company should not pay dividends that are not supportable by the company's core earnings or that may be funded only by borrowings or by sales of assets. The OTS also possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by savings and loan holding companies.

FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the

SEC under the Exchange Act.

THE BANK

GENERAL. The Bank is a federally chartered savings association, the deposits of which are insured by the FDIC's Savings Association Insurance Fund ("SAIF"). As a SAIF-insured, federally chartered savings association, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

During the semi-annual assessment period which began January 1, 1999, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period which began July 1, 1999, SAIF assessment rates continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended September 30, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended

September 30, 1999, the Bank paid FICO assessments totaling $201,000.

SUPERVISORY ASSESSMENTS. All Federal savings associations are required to pay supervisory assessments to the OTS to fund the operations of the OTS. The amount of the assessment is calculated using a formula which takes into account the institution's size, its supervisory condition (as determined by the composite rating assigned to the institution as a result of its most recent OTS examination) and the complexity of its operations. During the year ended September 30, 1999, the Bank paid supervisory assessments to the OTS totaling $107,000.

CAPITAL REQUIREMENTS. Pursuant to the HOLA and OTS regulations, savings associations, such as the Bank, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3% for the most highly rated institutions, with a minimum required ratio of 4% for all others; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. Core capital consists primarily of permanent stockholders' equity less (i) intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and leases losses.

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

During the year ended September 30, 1999, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirement. As of September 30, 1999, the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 6.89%, a tangible capital ratio of 6.89% and a risk-based capital ratio of 14.71%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries;

prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of September 30, 1999, the Bank was well capitalized, as defined by OTS regulations.

DIVIDENDS. OTS regulations require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite examination rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better; (iii) have a compliance rating of 1 or 2;
(iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing are not required to obtain OTS approval prior to making a capital distribution unless: (a) the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, will exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years; (b) after giving effect to the distribution, the association will not be at least "adequately capitalized" (as defined by OTS regulation); or (c) the distribution would violate a prohibition contained in an applicable statute, regulation or agreement with the OTS or the FDIC or violate a condition imposed in connection with an OTS-approved application or notice. The OTS be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like the Bank, is a subsidiary of a savings and loan holding company, or by a savings association that, after giving effect to the distribution, would not be "well-capitalized" (as defined by OTS regulation).

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 1999. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1993. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and the Bank, on investments in the stock or other securities of the Company and the Bank and the acceptance of the stock or other securities of the Company or the Bank as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and the Bank, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or the Bank or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

BRANCHING AUTHORITY. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test the association may branch only to the extent permitted for national banks located in the savings association's home state. As of September 30, 1999, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

QUALIFIED THRIFT LENDER TEST. The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the liquidity requirements of the HOLA and OTS regulations (see "--The Bank--Liquidity Requirements"). A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of September 30, 1999, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 98.60%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) its liquidity base (i.e., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS may also require a savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deems necessary to ensure the safe and sound operation of the association. Penalties may be imposed for failure to meet liquidity ratio requirements. At September 30, 1999, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 14.83%.

FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


The OTS requires all regulated thrift institutions to calculate the estimated change in the Bank's net portfolio value (NPV) assuming instantaneous, parallel shifts in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

The OTS provides all institutions that file a Consolidated Maturity/Rate schedule (CMR) as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economics value of each type of asset, liability, and off-balance sheet contact under the assumption that the Treasury yield curve shifts instantaneously and parallel up and down 100 to 300 basis points in 100 basis point increments. The OTS provides thrifts the results of their interest rate sensitivity model, which is based on information provided by the Bank, to estimate the sensitivity of NPV.

The OTS model utilizes an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The OTS model uses various price indications and prepayment assumptions to estimate sensitivity of mortgage loans.

In the OTS model, the value of deposit accounts appears on the asset and liability side of the NPV analysis. In estimating the value of certificate of deposit accounts, the liability portion of the CD is represented by the implied value when comparing the difference between the CD face rate and available wholesale CD rates. On the asset side of the NPV calculation, the value of the "customer relationship" due to the rollover of retail CD deposits represents an intangible asset in the NPV calculation.

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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's interest rate sensitivity of NPV as of September 30, 1999.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          20,114     (37,422)    (65)%           3.54%        - 582 bp
 + 200 bp          34,032     (23,503)    (41)%           5.82%        - 354 bp
 + 100 bp          46,911     (10,625)    (18)%           7.82%        - 154 bp
     0 bp          57,536                                 9.36%
 - 100 bp          65,362       7,826      14 %          10.49%        + 113 bp
 - 200 bp          74,587      17,051      30 %          11.75%        + 238 bp
 - 300 bp          85,337      27,801      48 %          13.16%        + 380 bp












ITEM 8.   FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS of FINANCIAL CONDITION
(Dollars in thousands)
September 30, 1999 and 1998


ASSETS                                                                      1999       1998
Cash and due from banks                                                 $   2,714      1,320
Interest-earning deposits                                                     576        555
Federal funds sold                                                            100        100
FHLB of Chicago stock, at cost                                              9,615      6,510
Mortgage-backed securities held to maturity, at amortized cost
  (approximate fair value of $3,637 and $11,513 at
  September 30, 1999 and 1998)                                              3,585     11,177
Investment securities available for sale, at fair value                    66,070     58,979
Loans receivable, net of allowance for loan losses of $780 and $591
  at September 30, 1999 and 1998                                          507,557    425,608
Accrued interest receivable                                                 3,665      3,547
Real estate in foreclosure                                                     -         131
Premises and equipment                                                      4,202      4,401
Deposit base intangible                                                        34         66
Other assets                                                                1,163      1,169
                                                                         --------    -------
                                                                        $ 599,281    513,563
                                                                         ========    =======
LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                  357,016    330,670
Borrowed funds                                                            186,250    121,400
Advance payments by borrowers for taxes and insurance                       7,986      6,919
Other liabilities                                                           6,008      5,977
                                                                         --------    -------
   Total liabilities                                                      557,260    464,966

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized 2,500,000 shares;
  none outstanding                                                             -          -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,207,846 and 2,701,784 shares outstanding
  at September 30, 1999 and 1998, respectively                                 38         38
Additional paid-in capital                                                 38,690     38,117
Retained earnings, substantially restricted                                33,771     30,646
Treasury stock, at cost (1,574,504 and 1,192,566 shares at
  September 30, 1998 and 1997, respectively)                              (28,168)   (19,210)
Common stock acquired by Employee Stock Ownership Plan                       (632)    (1,092)
Common stock acquired by Bank Recognition and Retention Plans                (198)      (242)
Accumluated other comprehensive income (loss)                              (1,480)       340
                                                                         --------    -------
   Total stockholders' equity                                              42,021     48,597
                                                                         --------    -------
Commitments and contingencies

                                                                         $599,281    513,563
                                                                         ========    =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of EARNINGS
(Dollars in thousands, except per share data)
Years ended September 30, 1999, 1998, and 1997

                                                                  1999       1998       1997
INTEREST INCOME:
  Loans receivable                                             $ 33,787     30,231     28,468
  Investment securities                                           4,951      4,759      5,813
  Mortgage-backed securities                                        506      1,018      1,387
  Interest earning deposits                                          46         80         60
  Federal funds sold                                                  4         22         19
  Investment in dollar-denominated mutual funds                      -          17        168
                                                                -------     ------     ------
                                                                 39,294     36,127     35,915
INTEREST EXPENSE:
  Deposits                                                       15,070     15,936     15,929
  Borrowed funds                                                  8,692      5,900      5,541
                                                                -------     ------     ------
                                                                 23,762     21,836     21,470

Net interest income before provision for loan losses             15,532     14,291     14,445
  Provision for loan losses                                         165        181         64
                                                                -------     ------     ------
Net interest income after provision for loan losses              15,367     14,110     14,381

NON-INTEREST INCOME:
  Fees and commissions                                              374        332        341
  Insurance and annuity commissions                                 721        717        700
  Other                                                              51         58         62
                                                                -------     ------     ------
                                                                  1,146      1,107      1,103

NON-INTEREST EXPENSE:
  General and administrative expenses:
    Salaries and employee benefits                                5,784      5,682      5,366
    Office occupancy and equipment                                1,512      1,293      1,203
    Data processing                                                 498        524        482
    Advertising and promotions                                      399        263        515
    Federal deposit insurance premiums                              211        221        325
    Other                                                         1,404      1,216      1,346
  Amortization of deposit base intangible                            32         41         51
  Loss on (recovery of) impairment of investment securities
    available for sale                                              -          (22)     2,978
                                                                -------     ------     ------
                                                                  9,840      9,218     12,266

Income before income taxes                                        6,673      5,999      3,218
Income tax expense                                                2,543      2,219      2,293
                                                                -------     ------     ------
NET INCOME                                                     $  4,130      3,780        925
                                                                =======     ======     ======

Earnings per share - basic                                        $1.85       1.41       0.35
Earnings per share - diluted                                      $1.76       1.33       0.33

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
Years ended September 30, 1999, 1998, and 1997

                                                                                        Accumu-
                                                                              Common  lated Other
                                                                     Common    Stock    Compre-
                                      Additional                     Stock    Acquired  hensive
                               Common   Paid-in   Retained Treasury  Acquired   By      Income
                                Stock   Capital   Earnings  Stock    By ESOP  By BRRP's (loss)   Total
Balance at September 30, 1996    $ 38    37,079   27,851   (12,619)  (2,078)     (708)    (735)   48,828
Net income                         -        -        925       -        -          -        -        925
Purchase of treasury stock
  82,030 shares)                   -        -         -     (1,389)     -          -        -     (1,389)
Cash dividends ($.24 per share)    -        -       (837)      -        -          -        -       (837)
Amortization of award of BRRP
  stock                            -        -         -        -        -         237       -   237
Cost of ESOP shares released       -        -         -        -        416        -        -        416
Exercise of stock options and
  reissuance of treasury shares
  (10,900 shares)                  -        (44)      -        153      -          -        -        109
Tax benefit related to vested
  BRRP stock                       -         78       -        -        -          -        -         78
Tax benefit related to stock
  options exercised                -         38       -        -        -          -        -         38
Market adjustment for committed
  ESOP shares                      -        343       -        -        -          -        -        343
Change in accumualted other
  comprehensive income             -        -         -        -        -          -       869       869
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1997      38    37,494   27,939   (13,855)  (1,662)     (471)     134    49,617
Net income                         -        -      3,780       -        -          -        -      3,780
Purchase of treasury stock
 (254,000 shares)                  -        -         -     (5,896)     -          -        -     (5,896)
Cash dividends ($.38 per share)    -        -     (1,073)      -        -          -        -     (1,073)
Amortization of award of BRRP
  stock                            -        -         -        -        -         229       -   229
Cost of ESOP shares released       -        -         -        -        570        -        -        570
Exercise of stock options and
  reissuance of treasury shares
 (63,451 shares)                   -       (170)      -        541     -           -        -        371
Tax benefit related to vested
  BRRP stock                       -        120       -        -       -           -        -        120
Tax benefit related to stock
  options exercised                -        102       -        -       -           -        -        102
Market adjustment for committed
  ESOP shares                      -        571       -        -       -           -        -        571
Change in accumualted other
  comprehensive income             -        -         -        -        -          -       206       206
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1998      38    38,117    30,646  (19,210)  (1,092)     (242)     340    48,597
Net income                         -        -       4,130      -         -         -        -      4,130
Purchase of treasury stock
 (402,426 shares)                  -        -         -     (9,312)      -         -        -     (9,312)
Cash dividends ($.43 per share)    -        -      (1,005)     -         -         -        -     (1,005)
Amortization of award of BRRP
  stock                            -        -         -        -         -         44       -    44
Cost of ESOP shares released       -        -         -        -        460        -        -        460
Exercise of stock options and
 reissuance of treasury shares
 (20,488 shares)                   -       (145)      -        354       -         -        -        209
Tax benefit related to vested
  BRRP stock                       -        154       -        -         -         -        -        154
Tax benefit related to stock
  options exercised                -         62       -        -         -         -        -         62
Market adjustment for committed
  ESOP shares                      -        502       -        -         -         -        -        502
Change in accumualted other
  comprehensive loss               -        -         -        -         -         -    (1,820)   (1,820)
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1999     $38    38,690    33,771  (28,168)    (632)     (198)  (1,480)   42,021
                                  ===    ======   =======   ======   ======     ======   =====    ======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Dollars in thousands)

Years ended September 30,                                                1999       1998       1997
Cash flows from operating activities:
Net income                                                            $  4,130      3,780        925
Adjustment to reconcile net income to net cash provided by
  operating activities:
    Depreciation                                                           447        352        351
    Deferred income taxes                                                    9       (103)       925
    Provision for loan losses                                              165        181         64
    Net amortization and accretion of premiums and discounts                 3        (37)        (5)
    Amortization of cost of stock benefit plans                             44        229        237
    Principal payment on ESOP loan                                         460        570        416
    Market adjustment for committed ESOP shares                            502        571        343
    Deferred loan costs, net of amortization                              (634)      (283)      (485)
    Amortization of deposit base intangible                                 32         41         51
    Loss on (recovery of) impairment of investment securities
       available for sale                                                   -         (22)     2,978
    Proceeds from sale of real estate owned                                438        702        245
    Gain on sale of real estate owned                                      (45)       (24)        -
    Increase in accrued interest receivable                               (118)      (102)      (246)
    Increase in other assets, net                                           46        (77)      (175)
    Increase (decrease) in other liabilities, net                        1,316       (796)    (1,225)
                                                                        ------      -----     ------
NET CASH PROVIDED by OPERATING ACTIVITIES                                6,795      4,982      4,399

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities
      available for sale                                                30,000     67,518     30,000
   Proceeds from redemption of Federal Home Loan Bank of Chicago stock     740      1,390        935
   Purchase of Federal Home Loan Bank of Chicago stock                  (3,845)    (2,200)      (840)
   Purchase of investment securities available for sale                (39,951)   (58,436)   (28,466)
   Loans originated for investment                                    (196,859)  (142,788)   (97,774)
   Purchase of loans receivable                                             -      (2,378)        -
   Purchase of premises and equipment                                     (248)    (1,160)      (164)
   Principal repayments collected on loans receivable                  115,038    107,354     64,261
   Principal repayments collected on investment securities
      available for sale                                                    -       2,649      4,717
   Principal repayments collected on mortgage-backed
      securities held to maturity                                        7,590      5,689      4,781
                                                                        ------      -----     ------
NET CASH USED IN INVESTING ACTIVITIES                                  (87,535)   (22,362)   (22,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                             26,346      7,227     20,509
   Net increase (decrease) in borrowed funds                            64,850      8,000     (1,900)
   Net increase (decrease) in advance payments by borrowers for
      taxes and insurance                                                1,067      4,722        244
   Purchase of treasury stock                                           (9,312)    (5,896)    (1,389)
   Payment of common stock dividends                                    (1,005)    (1,073)      (837)
   Proceeds from exercise of stock options                                 209        371        109
                                                                        ------      -----     ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               82,155     13,351     16,736
                                                                        ------      -----     ------
Net change in cash and cash equivalents                                  1,415     (4,029)    (1,415)
Cash and cash equivalents at beginning of year                           1,975      6,004      7,419
                                                                        ------      -----     ------
Cash and cash equivalents at end of year                               $ 3,390      1,975      6,004
                                                                        ======      =====     ======
CASH PAID DURING THE YEAR FOR:
  Interest                                                            $ 23,256     21,820     21,416
  Income taxes                                                           1,955      2,459      1,081
NON-CASH INVESTING ACTIVITIES - Loans transferred to real
     estate in foreclosure                                                 262      1,163        359

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

INVESTMENT SECURITIES

Investment securities which the entity has the positive intent and ability to hold to maturity are classified as "held to maturity" and measured at amortized cost. Investments purchased for the purpose of being sold are classified as trading securities and measured at fair value with any changes in fair value included in earnings. All other investments that are not classified as "held to maturity" or "trading" are classified as "available for sale." Investments available for sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of related tax effects. The Company does not have any investment securities designated as held to maturity or trading.

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

DEPOSIT BASE INTANGIBLE

The deposit base intangible arising from the Bank's branch purchase and assumption of the deposit liabilities is being amortized over 10 years, using the interest method. Accumulated amortization as of September 30, 1999 and 1998 was $478,000 and $446,000, respectively.

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

Earnings per share of common stock for the years ended September 30, 1999 and 1998 has been calculated according to the guidelines of Statement 128 and earnings per share of common stock for the year ended September 30, 1997 has been restated to conform with Statement 128.

Diluted earnings per share for the years ended September 30, 1999, 1998 and 1997 are computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the period which were 2,352,128, 2,839,225 and 2,804,445, respectively. Stock options are the only potential common stock and are therefore considered in the diluted earnings per share calculations. Potential common stock is computed using the treasury stock method.


(2)   MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity are summarized as follows:

                                         1999                                   1998
                                    Gross      Gross                       Gross       Gross
                       Amortized unrealized unrealized Fair    Amortized unrealized unrealizef Fair
                         cost      gains     losses   value      cost     gains      losses   value
                                                        (in thousands)
Federal Home Loan
  Mortgage
  Corporation          $  3,585      52         -     3,637      11,177     336         -     11,513

There were no sales of mortgage-backed securities held to maturity during the years ended September 30, 1999, 1998 and 1997.


(3)   INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale are summarized as follows:

                                         1999                                      1998
                                    Gross      Gross                          Gross       Gross
                       Amortized unrealized unrealized  Fair      Amortized unrealized unrealized   Fair
                         cost      gains     losses     value        cost      gains      losses    value
                                                        (in thousands)
U.S. Government and
  agency obligations
  due:
    Within one year    $     -       -        -           -            -         -           -        -
    After one year
      to five years          -       -        -           -          9,992       63          -     10,055
    After 5 years
      to 10 years         68,428     -      2,358      66,070       48,447      477          -     48,924
                        --------   ----     -----     -------      -------     ----        ---    -------
                          68,428     -      2,358      66,070       58,439      540          -     58,979
                        ========   ====     =====     =======      =======     ====       =====    ======

There were no sales of investment securities available for sale in 1999, 1998 and 1997. The fair value of investment securities available for sale is based upon quoted market prices where available. Actual maturities may differ from contractual maturities shown in the table above because the borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(4)  LOANS RECEIVABLE

Loans receivable are summarized as follows at September 30:

                                                     1999               1998
                                                         (in thousands)
One-to-four family mortgages                      $ 388,586           324,265
Multifamily mortgages                               100,412            83,084
Commercial                                            2,577             3,295
Commercial leases                                        -                 30
Consumer loans                                       14,016            13,358
                                                  ---------          --------
Gross loans receivable                              505,591           424,032

Less:
  Loans in process                                      (16)               (1)
  Deferred loan costs                                 2,816             2,182
  Allowance for losses on loans                        (780)             (591)
  Unearned discount on consumer loans                   (54)              (14)
                                                  ---------          --------
                                                  $ 507,557           425,608
                                                  =========          ========

Weighted average interest rate                        7.47%             7.64%
                                                     ======            ======

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1999, 1998, and 1997 were approximately $7,314,000, $9,845,000, and $12,524,000, respectively. Custodial balances maintained in connection with the mortgage loans serviced for others were included in deposits at September 30, 1999, 1998, and 1997, and were approximately $298,000, $381,000, and $233,000, respectively. Service fee income for the years ended September 30, 1999, 1998, and 1997 was $29,000, $35,000, and $60,000, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                1999      1998      1997
                                                      (in thousands)
Balance at beginning of year                   $ 591       460       810
Provision for loan losses                        165       181        64
Charge-offs:
   Loans receivable                               (8)      (51)      (19)
   Commercial leases                              -         -       (406)
Recoveries                                        32         1        11
                                               -----      ----       ----
Balance at end of year                         $ 780       591       460
                                               =====      ====       ====

Non-accrual loans receivable were as follows:

                                                     Principal     Percent of
                                                      Balance      total loans
                                           Number  in thousands)   receivable

September 30, 1999:
  Loans receivable                          10        $   343        0.07%

September 30, 1998
  Loans receivable                           8        $   801        0.19%
  Commercial leases, Bennett Funding Group   1             30          -
                                           ----         -----       ------
                                             9            831        0.19%

September 30, 1997:
  Loans receivable                          11          1,400        0.36%
  Commercial leases, Bennett Funding Group   1            408        0.11%
                                           ---          -----       ------
                                            12          1,808        0.47%


The Company's non performing loan policies, which address nonaccrual loans and any other loans where the Company may be unable to collect all amounts due according to the contractual terms of the loan, meets the definition set forth for impaired loans. At September 30, 1999, there were no loans considered to be impaired. At September 30, 1998, the recorded investment in loans considered to be impaired was $30,000, which consisted solely of certain commercial equipment leases as more fully discussed below. For statistical and discussion purposes, the leases are considered to be one loan.

From October 1994 through January 1995, the Bank purchased 454 full-payout commercial equipment leases located in various parts of the country with original aggregate outstanding principal balances of $3.0 million. On March 29, 1996, BFG filed a Chapter 11 bankruptcy petition in the Northern District of New York and halted payments on lease agreements. In August 1997, the Bank and the Bennett Bankruptcy Trustee settled this claim.

Under the terms of the settlement agreement, the Bank received post-bankruptcy lease receipts totaling $1.1 million, and is entitled to receive repayments on the remaining lease receivables. Throughout fiscal 1999, the Bank received $58,000 in repayment of the balance of $30,000 in lease receivables at September 30, 1998, thus recovering $28,000 of the 1997 charge-off of $406,000. There will be no further recoveries per the terms of the settlement agreement.

On September 30, 1998, the Bank's $30,000 of commercial equipment leases originated by BFG met the criteria for impaired loans. The average recorded investment in impaired loans for the year ended September 30, 1998 was $198,000. There was no related allowance for impaired loans at September 30, 1998. There was no income recorded in 1998.

(5)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows at September 30:

                                                     1999           1998
                                                         (in thousands)
Loans receivable                                   $ 2,353          2,335
Mortgage-backed securities                              22             67
Investment securities available for sale             1,304          1,179
Reserve for uncollected interest                       (14)           (34)
                                                    ------          -----
                                                   $ 3,665          3,547
                                                    ======          =====


(6)  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at September 30:

                                                      1999          1998
                                                        (in thousands)
Land                                               $   815           803
Buildings                                            3,888         3,790
Leasehold improvements                               1,426         1,383
Furniture, fixtures, and equipment                   3,806         3,983
                                                    ------         -----
                                                     9,935         9,959
Less accumulated depreciation and amortization       5,733         5,558
                                                    ------         -----
                                                   $ 4,202         4,401
                                                    ======         =====

Depreciation and amortization of premises and equipment for the years ended September 30, 1999, 1998 and 1997 was $447,000, $352,000, and $351,000,
respectively.

The Bank is obligated under non-cancelable leases on two of its branches. The leases contain a renewal option and a rent escalation clause. Rent expense under these leases for the years ended September 30, 1999, 1998, and 1997 approximated $136,000, $144,000, and $145,000, respectively. The projected minimum rentals under existing leases as of September 30, 1999 are as follows:

Year ended September 30,                      Amount
            2000                             133,000
            2001                             134,000
            2002                             135,000
            2003                              99,000
            2004                             105,000
            Thereafter                       445,000
                                           ---------
            Total                        $ 1,051,000
                                           =========

(7)  DEPOSITS

Deposits are summarized as follows at September 30:

                                            1999                                    1998
                            Stated or                                Stated or
                            Weighted               Percent            Weighted                 Percent
                            Average                of total            Average                of total
                             Rate       Amount     deposits             Rate      Amount     deposits
                                                      (Dollars in thousands)
Passbook accounts            3.70%     $127,415     35.7%              4.16%     $126,901     38.4%
NOW accounts                 2.22        22,962      6.4               2.25        21,953      6.6
Money market and
  management accounts        3.82        16,100      4.5               4.03        17,462      5.3
                             ----       -------     ----               -----       ------      -----
                                        166,477     46.6                          166,316      50.3

Certificate accounts:
  91-day certificates        4.40         2,160      0.6               4.95         2,589       0.8
  6-month certificates       4.67        10,503      3.0               5.25        18,095       5.5
  7-month certificates       5.03        31,955      9.0               5.32         4,662       1.4
  8-month certificates       4.63         5,125      1.4               5.69        39,875      12.1
  10-month certificates      5.40        45,000     12.6               5.44        17,876       5.4
  12-month certificates      4.87        18,600      5.2               5.63        28,263       8.5
  13-month certificates      5.75        35,610     10.0               5.59         3,984       1.2
  15-month certificates      4.90        12,475      3.5               5.64        15,377       4.7
  24-month certificates      5.28        10,170      2.8               5.78        11,967       3.6
  36-month certificates      5.65         6,843      1.9               5.82         7,533       2.3
  36-month rising rate
    certificates             5.17         3,959      1.1               5.29         4,578       1.4
  60-month certificates      6.01         8,139      2.3               5.91         9,455       2.8
  Other certificates           -            -         -                5.50           100        -
                             ----       -------     ----               -----      -------      -----
                                        190,539     53.4                          164,354      49.7
                                        -------     ----                          -------      -----
                             4.49      $357,016    100.0%              4.78%      330,670    100.0%
                             ====       =======    =====               =====      =======      =====


The contractual maturities of certificate accounts are as follows at September
30:

                                      1999                    1998
                               Amount     Percent       Amount        Percent
                           (in thousands)           (in thousands)
Under 12 months             $ 165,143      86.7%        141,484         86.1
12 to 36 months                21,590      11.3          19,149         11.7
Over 36 months                  3,806       2.0           3,721          2.2
                            ---------     -----         -------        -----
                            $ 190,539     100.0%        164,354        100.0
                            =========     =====         =======        =====

The aggregate amount of certificate accounts with a balance of $100,000 or greater at September 30, 1999 and 1998 was approximately $26,623,000 and $24,513,000, respectively.

Interest expense on deposit accounts is summarized as follows for the years ended September 30:

                                                     1999     1998     1997
                                                         (in thousands)
NOW accounts                                      $    368      359      304
Money market and management accounts                   675      744      773
Passbook accounts                                    5,063    4,522    3,402
Certificate accounts                                 8,964   10,311   11,450
                                                    ------   ------   ------
                                                  $ 15,070   15,936   15,929
                                                    ======   ======   ======

(8)  BORROWED FUNDS

Borrowed funds are summarized as follows at September 30:

                                      Interest rate            Amount
                                      1999     1998        1999       1998
                                                            (in thousands)
Secured advances from the
  FHLB of Chicago:
    Fixed rate advances due:
      January 5, 2000                  5.65%   5.65     $  24,000     24,000
      February 21, 2000                5.48    5.48        25,000     25,000
      August 8, 2000                   5.60    5.60        20,000     20,000
      August 17, 2001                  5.63    5.63        30,000     30,000

    Open line advance, due on demand      variable         87,250     22,400
                                       ----   -----       -------    -------
                                                        $ 186,250    121,400
                                                          =======    =======
Weighted average rate                  5.56%   5.69

The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the FHLB of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of September 30, 1999, the Company and Bank met the capital adequacy requirements to which they are subject.

The most recent notification, July 1999, from the federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that have changed the Company's or the Bank's category.

The Company's and the Banks actual capital amounts and ratios as of September 30, 1999 and 1998 are as follows:

                                                                            To be well capitalized
                                                             For capital          under prompt
                                           Actual         adequacy purposes      corrective action
                                       Amount    Ratio    Amount     Ratio      Amount     Ratio
                                                    (dollars in thousands)
As of September 30, 1999
Total capital
  (to risk weighted assets):
Consolidated                          $42,021    14.66%    n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          40,855    14.26    22,922      8.00     28,653       10.00

Tier 1 capital
  (to risk weighted assets):
Consolidated                           42,521    14.84     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          41,355    14.43     n/a        n/a      17,192        6.00

Tier 1 capital
  (to adjusted assets):
Consolidated                           42,521     7.08     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          41,355     6.89    17,999      3.00     29,999        5.00

Tangible capital
Consolidated                           42,521     7.08     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          41,355     6.89     9,000      1.50      n/a         n/a


                                                                            To be well capitalized
                                                             For capital          under prompt
                                           Actual         adequacy purposes      corrective action
                                       Amount    Ratio    Amount     Ratio      Amount     Ratio
                                                    (dollars in thousands)
As of September 30, 1998:
Total capital
  (to risk weighted assets):
Consolidated                          $48,597    19.86%    n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          47,123    19.35    19,481      8.00     24,352       10.00

Tier 1 capital
  (to risk weighted assets):
Consolidated                           47,129    19.26     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          45,655    18.75     n/a        n/a      14,611        6.00

Tier 1 capital
  (to adjusted assets):
Consolidated                           47,129     9.20     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          45,655     8.91    15,374      3.00     25,624        5.00

Tangible capital
Consolidated                           47,129     9.20     n/a        n/a       n/a         n/a
Fidelity Federal Savings Bank          45,655     8.91     7,687      1.50      n/a         n/a



(10)  INCOME TAXES

Income tax expense is summarized as follows for the years ended September 30:

                                            1999        1998        1997
                                                    (in thousands)
Current:
  Federal                                 $ 2,388       1,978        1,282
  State                                       146         344           86
                                           ------       -----        -----
Total current                               2,534       2,322        1,368

Deferred:
  Federal                                       7         (84)         754
  State                                         2         (19)         171
                                           ------       -----        -----
Total deferred                                  9        (103)         925
                                           ------       -----        -----
                                          $ 2,543       2,219        2,293
                                           ======       =====        =====

The reasons for the difference between the effective tax rate and the corporate Federal income tax rate of 34% are detailed as shown below for the years ended September 30:

                                            1999         1998         1997
Federal income tax rate                     34.0%        34.0         34.0
State income taxes, net of federal benefit   1.9          4.3          1.1
Decline in value of investment security       -            -          35.8
Other                                        2.1         (1.3)         0.3
                                           ------       -----        -----
Effective income tax rate                   38.0%        37.0         71.2


Retained earnings at September 30, 1999 included $4 million of "base-year" tax bad debt reserves for which no provision for federal or state income taxes has been made. If in the future this amount, or a portion thereof, is used for certain purposes, then a federal and state tax liability will be imposed on the amount so used at the then current corporate income tax rates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at September 30:

                                                                1999       1998
                                                                 (in thousands)
Deferred tax assets:
  Deferred compensation                                         $    20        16
  Allowance for loan losses                                         302       229
  Decline in value of investment security                         1,106     1,106
  Retirement and pension plans                                      485       383
                                                                  -----     -----
                                                                  1,913     1,734
Less valuation allowance                                         (1,106)   (1,106)
                                                                  -----     -----
Deferred tax assets                                                 807       628

Deferred tax liabilities:
  Deferred loan fees and costs                                   (1,784)   (1,509)
  FHLB stock, due to stock dividends                                (87)      (87)
  Property and equipment, due to depreciation                      (255)     (195)
  Tax bad debt reserves                                            (710)     (852)
  Tax basis in partnership less than book                          (182)     (188)
  Unrealized gain on investment securities available for sale       914      (200)
  Other                                                             (36)      (35)
                                                                 ------     -----
Deferred tax liabilities                                         (2,140)   (3,066)
                                                                 ------     -----
Net deferred tax liability                                      $(1,333)   (2,438)
                                                                 ======    ======

The valuation allowance for deferred tax assets was $1,106,000 as of September 30, 1999 and 1998. The valuation allowance relates to the capital loss of an investment security. As capital losses can only be utilized to offset capital gains, there is uncertainty as to the realization of this deferred tax asset. The decrease in the valuation allowance relates to the utilization of capital losses to reduce capital gains in the current year.

(11) PENSION PLAN

The Bank has a noncontributory defined benefit pension plan which covers substantially all full-time employees who are 21 years of age and older and have been employed for a minimum of one year. Pension costs are accrued and funded as computed by the consulting actuary, using the entry age normal actuarial cost method. Total pension expense for the years ended September 30, 1999, 1998, and 1997 was approximately $129,000, $112,000 and $123,000, respectively.

Accumulated benefit obligation, projected benefit obligation, accrued pension liability, and net periodic pension cost, as estimated by the consulting actuary, and plan net assets as of August 31, the date of the latest actuarial valuation, are as follows:

                                                            1999       1998
                                                             (in thousands)
Actuarial present value of accumulated benefit
  obligation, including vested benefits of $993
  and $840 in 1999 and 1998, respectively                 $ 1,036       888
                                                            =====      ====

Actuarial present value of projected benefit obligation   $(1,754)   (1,537)
Plan assets at fair value                                   1,409     1,281
                                                            -----     -----
Plan assets less than projected benefit obligation           (346)     (256)
                                                            -----     -----
Unrecognized net gain (loss)from past experience different
  from that assumed, and effects of changes in assumptions   (101)      (52)
Unrecognized prior service cost                               (39)      (42)
                                                            -----     -----
Unrecognized transition obligation, being recognized over
  17 years                                                    (47)      (54)
                                                            -----     -----
Net accrued pension cost                                  $  (533)     (404)
                                                            =====      ====

Net pension costs include the following components for the years ended September 30:

                                                      1999     1998    1997
                                                          (in thousands)
Service cost - benefits earned during the period     $ 139      128     128
Interest cost on projected benefit obligation          110       93      98
Actuarial return on plan assets                       (158)     (13)   (258)
Net gain on assets                                      48      (86)    165
Net amortization and deferral                          (10)     (10)    (10)
                                                      ----      ---     ---
Net periodic pension cost                            $ 129      112     123
                                                      ====      ===     ===

The discount rate used in determining the actuarial present value of the projected benefit obligation at the beginning of the year to determine the net periodic pension cost and at the end of the year for the present value of the benefit obligations during 1999, 1998, and 1997 was 7.25%. The expected long-term rate of return on assets was 8.00% during 1999, 1998, and 1997. The rate of increase in future compensation was 6.00% in 1999, 1998, and 1997.

The Bank sponsors the Fidelity Federal Savings Bank Supplemental Retirement Plan. The Supplemental Retirement Plan is intended to provide retirement benefits and preretirement death and disability benefits for certain officers of the Bank. The expense for the years ended September 30, 1999, 1998, and 1997 was approximately $129,000, $121,000, and $67,000, respectively.



(12)  OFFICER, DIRECTOR, AND EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) In conjunction with the Bank's conversion, the Bank formed an ESOP. The ESOP covers substantially all full-time employees over the age of 21 and with more than one year of employment. The ESOP borrowed $2.9 million from the Company and purchased 290,950 common shares of the Company issued in the conversion. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period not to exceed seven years. Compensation expense related to the ESOP was $900,000, $1.1 million, and $600,000 for the years ended September 30, 1999, 1998, and 1997, respectively.

On October 1, 1994, the Company adopted the provisions of Statement of Position 93-6, (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants. SOP 93-6 requires the Company to consider outstanding only those shares of the ESOP that are committed to be released when calculating both primary and fully diluted earnings per share. SOP 93-6 also requires the Company to record the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital, with the corresponding increase or decrease to compensation expense. SOP 93-6 had the effect of increasing additional paid-in-capital and compensation expense by $502,000, $571,000, and $343,000 in 1999, 1998, and 1997,
respectively.

STOCK OPTION PLANS In conjunction with the conversion, the Company and its stockholders adopted an incentive stock option plan for the benefit of employees of the Company and a directors' stock option plan for the benefit of outside directors of the Company. The number of shares of common stock authorized under the employees' and directors' plans is 363,687, equal to 10% of the total number of shares issued in the Company's initial stock offering. The exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years.

Under the employees' plan, options granted become exercisable at a rate of 20% per year commencing one year from the date of the grant. There were 169,176 option grants exercisable at September 30, 1999 for the employees' plan. Options issued to outside directors of the Company are immediately exercisable. The Company applies APB Opinion No. 25 in accounting for the Stock Option Plan and, accordingly, compensation cost based on the fair value at grant date has not been recognized for its stock options in the consolidated financial statements during the years ended September 30, 1998, 1997 and 1996. As of September 30, 1997, the Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under SFAS No. 123, the Company is required to disclose pro forma net income and earnings per share for 1998, 1997, and 1996 as if compensation expense relative to the fair value of options granted had been included in earnings. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                   1999      1998     1997
Net Income:
   As reported                                   $ 4,130    3,780      925
   Pro forma                                       4,110    3,760      906

Earnings per share:
 Basic:
   As reported                                      1.85     1.41     0.35
   Pro forma                                        1.84     1.40     0.34

 Diluted:
   As reported                                      1.76     1.33     0.33
   Pro forma                                        1.75     1.32     0.32


Pro forma net income reflects only options granted in 1997, there were no options granted in fiscal 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above, because compensation costs is reflected over the options' graded vesting period of five years for the employees stock option plan and immediately for the directors' stock option plan. Compensation for options granted prior to October 1, 1995, is not considered. However, the annual expense allocation methodology prescribed by SFAS No. 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition.

The fair value of each option granted is estimated on the grant date using the Black Scholes options pricing model. The following assumptions were used in estimating the fair value for options in 1999, 1998, and 1997:

                                                   1999      1998      1997
Dividend yield                                     1.96%     1.61%     1.57%
Risk-free interest rate                            5.75%     4.25%     6.00%
Weighted average expected life                     4.8 yrs   4.8 yrs   4.8 yrs
Expected volatility                               23.38%    20.07%    25.28%

</ TABLE>

The weighted average per share fair values of options granted during 1997 were $11.71.







A summary of the status of the Company's stock option transactions under the Plan for the years ended September 30, 1999, 1998 and 1997 is presented below:


                                    Employees' Plan           Directors' Plan
                                   Amount   Exercise         Amount   Exercise
                                              Price
Options outstanding at
  September 30, 1996              259,712    $ 10.01         50,589    $ 10.00
Options granted                     1,500      17.00             -          -
Options forfeited                 (10,620)     10.00             -          -
Options exercised                  (5,400)     10.03         (5,500)     10.00
                                  -------      -----         ------      -----
Options outstanding at
  September 30, 1997              245,192      10.12         45,089      10.00
Options exercised                 (56,328)     10.00         (7,123)     10.00
                                  -------      -----         -------     -----
Options outstanding at
  September 30, 1998              188,864      10.16         37,966      10.00
Options exercised                 (16,988)     10.35         (3,500)     10.00
                                  -------      -----         -------     -----
Options outstanding at
  September 30, 1999              171,876    $ 10.14         34,466    $ 10.00
                                  =======      =====         ======      =====


BANK RECOGNITION AND RETENTION PLANS (BRRPs) In conjunction with the Bank's conversion, the Bank formed two BRRPs, which were authorized to acquire 4.0%, or 145,475 shares, of the common stock issued in the conversion. The shares were purchased by the Bank from the authorized but unissued shares of common stock at a price of $10 per share. The $1.5 million contribution to the BRRPs is being amortized to compensation expense as the Bank's employees and directors become vested in those shares. At September 30, 1999, 18,924 plan shares had not yet been awarded. The aggregate purchase price of all shares owned by the BRRPs is reflected as a reduction of stockholders' equity and, to the extent shares have been awarded, is shown as amortized expense as the Bank's employees and directors become vested in their stock awards. For the years ended September 30, 1999, 1998, and 1997, 20,576, 22,575, and 26,206
shares, respectively, were vested and distributed to employees. For the years ended September 30, 1999, 1998, and 1997, $44,000, $229,000, and $237,000,
respectively, was reflected as compensation expense.


(13) Comprehensive Income

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

                                                  Year ended September 30,
                                                   1999      1998     1997
Net Income                                       $ 4,130    3,780      925
Comprehensive income, net of tax -
   Unrealelized gain (loss) on securities
   availble for sale arising during the year      (1,820)     206      869
                                                  ------    -----    -----
                                                 $ 2,310    3,986    1,794
                                                  ======    =====    =====


(14) COMMITMENTS AND CONTINGENCIES

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

Commitments to originate mortgage loans at September 30, 1999 and 1998 of $4.0 million and $6.3 million, respectively, represented amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. Of the commitments to originate loans at September 30, 1999, $1.7 million represented commitments for fixed rate loans with interest rates ranging from 7.50% to 9.00%.

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


(15)  FAIR VALUE DISCLOSURES

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

CASH AND DUE FROM BANKS, INTEREST-EARNING DEPOSITS, AND FEDERAL FUNDS SOLD For these short-term instruments, the carrying value is a reasonable estimate of fair value.

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

DEPOSITS The fair values for demand deposits with no stated maturity are equal to the amount payable on demand as of September 30, 1999 and 1998, respectively. The fair value for fixed-rate certificate accounts is based on the discounted value of contractual cash flows using the interest rates currently being offered for certificates of similar maturities as of September
30, 1999 and 1998, respectively.

BORROWED FUNDS Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.













The estimated fair value of the Company's financial instruments at September
30, 1999 and 1998 are as follows:


                                                1999                             1998
                                     Net carrying     Estimated      Net carrying     Estimated
                                        amount       fair value         amount       fair value
                                                         (in thousands)
FINANCIAL ASSETS:
  Cash and due from banks             $   2,714           2,714           1,320          1,320
  Interest-earning deposits                 576             576             555            555
  Federal funds sold                        100             100             100            100
  Investment securities                  79,270          79,322          76,666         77,002
  Loans receivable                      508,337         499,109         426,199        435,230
  Accrued interest receivable             3,665           3,665           3,547          3,547
                                        -------         -------         -------        -------
Total financial assets                $ 594,662         585,486         508,387        517,754
                                        =======         =======         =======        =======
FINANCIAL LIABILITIES:
  Noninterest-bearing deposits            6,385          6,385            5,892          5,892
  NOW, money market and management,
    and passbook accounts               160,092        160,092          160,424        160,424
  Certificate accounts                  190,539        189,986          164,354        164,968
  Borrowed funds                        186,250        186,003          121,400        122,797
  Accrued interest payable                1,345          1,345              808            808
                                        -------        -------          -------        -------
Total financial liabilities           $ 544,611        543,811          452,878        454,889
                                        =======        =======          =======        =======


(15)  SHAREHOLDERS' RIGHTS PLAN

On February 18, 1997, the Company's Board of Directors adopted a shareholders' rights plan (the Rights Plan). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles the registered holder thereof, under certain limited circumstances, to purchase one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $60.00. Rights do not become exercisable until eleven business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of the Company's common stock, or in the event a person or group owning 10% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If the Company is acquired in a merger, share exchange or other business combination of 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire in February 2007.

(16) CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition as of September 30, 1999 and 1998 and condensed statements of earnings and cash flows for the three years ended September 30, 1999 for Fidelity Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                     STATEMENT OF FINANCIAL CONDITION
                                                            September 30,
                                                         1999          1998
                                                            (in thousands)
ASSETS
Cash and cash equivalents                            $    468            536
Equity investment in the Bank                          43,166         48,118
Other assets                                              793          1,135
                                                      -------         ------
                                                     $ 44,427         49,789
                                                      =======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued taxes and other liabilities                        96            198
                                                      -------         ------

STOCKHOLDERS' EQUITY:
Common stock                                               38             38
Additional paid-in capital                             38,690         38,117
Retained earnings                                      33,771         30,646
Treasury stock                                        (28,168)       (19,210)
                                                      -------         ------
Total Stockholders' equity                             44,331         49,591
                                                      -------         ------
                                                     $ 44,427         49,789
                                                      =======         ======

                            STATEMENTS OF EARNINGS
                                           Year ended September 30,
                                     1999          1998            1997
                                                  (in thousands)
Equity in earnings of the Bank     $ 4,358        3,890           3,818
Interest income                          1          141             530
Recovery on (loss on) impairment
  of investment securities               -           22          (2,978)
Non-interest expense                  (359)        (338)           (344)
                                    ------        -----           -----
Income before income taxes           4,000        3,715           1,026
Income tax expense                    (130)         (65)            101
                                    ------        -----           -----
Net income                         $ 4,130        3,780             925
                                    ======        =====           =====

                              STATEMENTS OF CASH FLOWS
                                                 Year ended September 30,
                                             1999          1998           1997
                                                        (in thousands)
OPERATING ACTIVITIES:
  Net income                                 $ 4,130       3,780            925
  Equity in undistributed
    earnings of the Bank                      (4,358)     (3,890)        (3,818)
  Dividends received from the Bank             9,864       2,330          1,391
  Net amortization and accretion of
    premiums and discounts                        -            1              -
  Loss on (recovery of) impairment of
    investment securities                         -          (22)         2,978
  Decrease (increase) in other assets           (118)        (51)           589
  Increase (decrease) in accrued taxes and
    other liabilities                             62        (222)          (330)
                                              ------       -----          -----
Net cash provided by operating activities      9,580       1,926          1,735

INVESTING ACTIVITIES:
  Principal repayments collected
    on investment securities                     -         1,134          1,616
  Principal payment received on ESOP loan        460         570            416
                                              ------       -----          -----
Net cash provided by investing activities        460       1,704          2,032
 5,302

FINANCING ACTIVITIES:
  Purchase of treasury stock                  (9,312)     (5,896)        (1,389)
  Payment of common stock dividends           (1,005)     (1,073)          (837)
  Proceeds from exercise of stock options        209         371            109
                                              ------       -----          -----
Net cash used in financing activities        (10,108)     (6,598)        (2,117)
                                             -------       -----          -----
Net increase in cash and cash equivalents        (68)     (2,968)         1,650
Cash and cash equivalents at beginning
  of year                                        536       3,504          1,854
                                             -------       -----          -----

Cash and cash equivalents at end of year     $   468         536          3,504
                                           ======      =====         =====

(17)  QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth certain unaudited income and expense and per share data on a quarterly basis for the three-month period indicated:

                                     Year ended September 30, 1999      Year ended September 30, 1998
                                  1st Qtr  2nd Qtr  3rd Qtr  4th Qtr   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                                              (in thousands, except per share data)
Interest income                 $  9,270    9,525    9,974   10,525     9,079    8,923    8,978    9,147
Interest expense                   5,640    5,680    5,986    6,456     5,568    5,304    5,331    5,633
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  before provision
  for loan losses                  3,630    3,845    3,988    4,069     3,511    3,619    3,647    3,514
Provision for loan
  losses                              25       15       55       70        46       15       90       30
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  after provision for
  loan losses                      3,605    3,830    3,933    3,999     3,465    3,604    3,557    3,484

Other income                         262      217      360      307       284      250      271      302
Non-interest expense               2,418    2,451    2,517    2,454     2,198    2,354    2,356    2,310
                                   -----    -----    -----    -----     -----    -----    -----    -----
Income before income tax
  expense                          1,449    1,596    1,776    1,852     1,551    1,500    1,472    1,476
Income tax expense                   540      602      666      735       574      540      538      567
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net income                      $    909      994    1,110    1,117       977      960      934      909
                                   =====    =====    =====    =====     =====    =====    =====    =====

Earnings per share              $   0.36     0.42     0.48     0.49      0.34     0.34     0.32     0.33
                                    ====     ====     ====     ====     =====    =====    =====    =====
Cash dividends declared
  per share                     $   0.10     0.11     0.11     0.11      0.08     0.10     0.10     0.10
                                    ====     ====     ====     ====     =====    =====    =====    =====



                         INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Fidelity Bancorp, Inc.
Chicago, Illinois:


We have audited the accompanying consolidated statements of financial condition of Fidelity Bancorp, Inc. (the Company) and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.




                                                          KPMG LLP


Chicago, Illinois
October 22, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to Directors and Executive Officers appears in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation (excluding the sections marked "Compensation Committee Report of Executive Compensation" and "Stock Performance Graph") appears in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is appears in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held of on January 26, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions appears on pages 10, 11, and 12 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held of on January 26, 2000 and is incorporated herein by reference.

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

 (b)  REPORTS on FORM 8-K

      On September 30, 1999, the Company announced under item 4 that it engaged Crowe, Chizek and Company LLP as its independent auditors for the fiscal year ending September 30, 2000.


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


                        FIDELITY BANCORP, INC.


                                 By:   /s/ Raymond S. Stolarczyk
                                       -------------------------
                                       Raymond S. Stolarczyk
Date:  December 17, 1999               Chairman of the Board and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Name                                 Title                   Date

/s/ Raymond S. Stolarczyk   Chairman and Chief Executive    December 17, 1999
-------------------------   Officer
Raymond S. Stolarczyk

/s/ Thomas E. Bentel        President and Chief             December 17, 1999
-------------------------   Operating Officer
Thomas E. Bentel

s/ James R. Kinney          Senior Vice President and       December 17, 1999
-------------------------   Chief Financial Officer
James R. Kinney

/s/ Judith K. Leaf          Corporate Secretary             December 17, 1999
-------------------------
Judith K. Leaf

/s/ Paul J. Bielat          Director                        December 17, 1999
-------------------------
Paul J. Bielat

/s/ Patrick J. Flynn        Director                        December 17, 1999
-------------------------
Patrick J. Flynn

/s/ Raymond J. Horvat       Director                        December 17, 1999
-------------------------
Raymond J. Horvat

/s/ Bonnie J. Stolarczyk    Director                        December 17, 1999
-------------------------
Bonnie J. Stolarczyk