Form 10-Q
period 1999-12-31
FIDELITY BANCORP INC /DE/
filed 2000-01-20
CIK 912219

===============================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1999


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,148,766 shares of common stock, par value $.01, outstanding as of January 18, 2000.




===============================================================================

                             FIDELITY BANCORP, INC.
                                   FORM 10-Q

                                    INDEX

Part I.   FINANCIAL INFORMATION                                      PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of December 31, 1999 and September 30, 1999                1

          Consolidated Statements of Earnings for the three
          months ended December 31, 1999 and 1998                       2

          Consolidated Statements of Changes in Stockholders'
          Equity for the three months ended December 31, 1999
          and 1998                                                      3

          Consolidated Statements of Cash Flows for the three
          months Ended December 31, 1999 and 1998                       4

          Notes to Unaudited Consolidated Financial Statements         5-6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          6-12

Item 3.   Quantitative mad Qualitative Disclosures about Market Risks  12-13




Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            14

Item 2.   Changes in Securities                                        14

Item 3.   Defaults upon Senior Securities                              14

Item 4.   Submission of Matters to a Vote of Security Holders          14

Item 5.   Other Information                                            14

Item 6.   Exhibits and Reports on Form 8-K                             14

          Signature Page                                               15

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                          December 31,   September 30,
                                                              1999           1999
--------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                    $    4,525         2,714
Interest-bearing deposits                                         821           576
Federal funds sold                                                100           100
FHLB of Chicago stock                                           9,615         9,615
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $3,396
  at December 31, 1999 and $3,637 at September 30, 1999)        3,376         3,585
Investment securities available for sale, at fair value        64,294        66,070
Loans receivable, net of allowance for loan losses of $818
  at December 31, 1999 and $780 at September 30, 1999         507,108       507,557
Accrued interest receivable                                     2,818         3,665
Real estate in foreclosure                                        145            -
Premises and equipment                                          4,168         4,202
Deposit base intangible                                            28            34
Other assets                                                    1,358         1,163
                                                              -------       -------
                                                            $ 598,356       599,281
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      357,964       357,016
Borrowed funds                                                188,540       186,250
Advance payments by borrowers for taxes and insurance           5,244         7,986
Other liabilities                                               5,294         6,008
                                                              -------       -------
Total liabilities                                             557,042       557,260

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,148,766 and 2,207,846 shares
  outstanding at December 31, 1999 and September 30, 1999          38            38
Additional paid-in capital                                     38,764        38,690
Retained earnings, substantially restricted                    34,661        33,771
Treasury stock, at cost (1,633,584 and 1,574,504 shares at
  December 31, 1999 and September 30, 1999, respectively)     (29,199)      (28,168)
Common stock acquired by Employee Stock Ownership Plan           (189)         (632)
Common stock acquired by Bank Recognition and Retention Plans    (196)         (198)
Accumulated other comprehensive income                         (2,565)       (1,480)
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     41,314        42,021
Commitments and contingencies
                                                           $  598,356       599,281
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)


Three months ended December 31,                              1999         1998
--------------------------------------------------------------------------------------

Interest Income:
  Loans receivable                                           $  9,290         7,937
  Investment securities                                         1,322         1,130
  Mortgage-backed securities                                       65           184
  Interest earning deposits                                        11            18
  Federal funds sold                                                1             1
                                                               ------        ------
                                                               10,689         9,270
Interest Expense:
  Deposits                                                      4,066         3,865
  Borrowed funds                                                2,612         1,775
                                                               ------        ------
                                                                6,678         5,640
                                                               ------        ------
Net interest income before provision for loan losses            4,011         3,630
  Provision for loan losses                                        40            25
                                                               ------        ------
Net interest income after provision for loan losses             3,971         3,605

Non-Interest Income:
  Fees and commissions                                            103            96
  Insurance and annuity commissions                               224           153
  Other                                                            12            13
                                                               ------        ------
                                                                  339           262
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits                              1,425         1,421
    Office occupancy and equipment                                358           365
    Data processing                                               127           134
    Advertising and promotions                                    182           100
    Federal deposit insurance premiums                             51            52
    Other                                                         329           337
  Amortization of intangible                                        6             9
                                                               ------        ------
                                                                2,478         2,418

Income before income taxes                                      1,832         1,449
Income tax expense                                                699           540
                                                               ------        ------
Net income                                                   $  1,133           909
                                                               ======        ======

Basic earnings per share                                     $   0.53          0.38
Diluted earnings per share                                   $   0.51          0.36
                                                               ======        ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

Three months ended December 31, 1999 and 1998
                                                                                   Accumulated
                                                                   Common   Common    Other
                                   Additional                      Stock    Stock   Comprehen-
                           Common   Paid-In   Retained Treasury  Acquired  Acquired   sive
                            Stock   Capital   Earnings   Stock   by ESOP  by BRRP's  Income      Total
                             ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1998          38    38,117     30,646  (19,210)  (1,092)    (242)      340        48,597
Net income                     -         -        909        -        -        -         -           909
Purchase of treasury stock
 (271,500 shares)              -         -          -   (6,161)       -        -         -        (6,161)
Cash dividends ($.10 per
 share)                        -         -       (258)       -        -        -         -          (258)
Amortization of award of
 BRRP's stock                  -         -          -        -        -       36         -            36
Cost of ESOP shares released   -         -          -        -      460        -         -           460
Exercise of stock options
 and reissuance of treasury
 shares (3,400 shares)         -       (17)         -       56        -        -         -            39
Tax benefit related to
 stock options exercised       -         6          -        -        -        -         -             6
Market adjustment for
 committed ESOP shares         -       119          -        -        -        -         -           119
Change in accumulated other
 comprehensive income          -         -          -        -        -        -       (365)        (365)
                             ---    ------    -------   -------   ------    -----     -----      -------
Balance at
 December 31, 1998          $ 38    38,225     31,297   (25,315)   (632)    (206)       (25)    $ 43,382
                             ===    ======    =======   =======   ======    =====     =====      =======

Balance at
  September 30, 1999          38    38,690     33,771  (28,168)    (632)    (198)    (1,480)      42,021
Net income                     -         -      1,133        -        -        -         -         1,133
Purchase of treasury stock
 (59,500 shares)               -         -          -   (1,038)       -        -         -        (1,038)
Cash dividends ($.11 per
 share)                        -         -       (243)       -        -        -         -          (243)
Amortization of award of
 BRRP's stock                  -         -          -        -        -        2         -             2
Cost of ESOP shares released   -         -          -        -      443        -         -           443
Exercise of stock options
 and reissuance of treasury
 shares (420 shares)           -        (3)         -        7        -        -         -             4
Tax benefit related to
 stock options exercised       -         1          -        -        -        -         -             1
Market adjustment for
 committed ESOP shares         -        76          -        -        -        -         -            76
Change in accumulated other
 comprehensive income          -         -          -        -        -        -     (1,085)      (1,085)
                             ---    ------    -------   -------   ------    -----     ------     -------
Balance at
 December 31, 1999          $ 38    38,764     34,661   (29,199)   (189)    (196)    (2,565)    $ 41,314
                             ===    ======    =======   =======   ======    =====     ======     =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Three months ended December 31,                              1999         1998
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  1,133          909
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                     109          122
    Deferred income taxes                                              1            -
    Provision for loan losses                                         40           25
    Net amortization and accretion of premiums and discounts         (11)         (15)
    Amortization of cost of stock benefit plans                        2           36
    Principal payment on ESOP loan                                   443          460
    Market adjustment for committed ESOP shares                       76          119
    Deferred loan costs, net of amortization                         (45)         (83)
    Amortization of deposit base intangible                            6            9
    Decrease in accrued interest receivable                          847          953
    Decrease (increase) in other assets                             (197)          63
    Increase (decrease) in current taxes and other liabilities       (21)         185
                                                                --------       ------
Net cash provided by operating activities                          2,383        2,783
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of investment securities                 -        10,000
    Purchase of investment securities                                 -       (19,968)
    Purchase of Federal Home Loan Bank of Chicago Stock               -          (900)
    Loans originated for investment                              (20,760)     (54,047)
    Purchase of premises and equipment                               (75)         (18)
    Principal repayments collected on loans receivable            21,080       38,046
    Principal repayments collected on mortgage-backed securities     209        1,266
                                                                --------       ------
Net cash provided by (used in) investing activities                  454      (25,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                         948        7,777
    Proceeds from FHLB advances                                    2,290       26,800
    Net decrease in advance payments by borrowers
       for taxes and insurance                                    (2,742)      (2,209)
    Purchase of treasury stock                                    (1,038)      (6,161)
    Payment of common stock dividends                               (243)        (258)
    Proceeds from exercise of stock options                            4           39
                                                                --------       ------
Net cash provided by (used in) financing activities                 (781)      25,988
                                                                --------       ------
Net change in cash and cash equivalents                            2,056        3,150
Cash and cash equivalents at beginning of period                   3,390        1,975
                                                                --------       ------
Cash and cash equivalents at end of period                      $  5,446        5,125
                                                                ========       ======
CASH PAID DURING THE PERIOD FOR:
    Interest                                                    $  6,587        5,599
    Income taxes                                                      -           200
NON-CASH INVESTING ACTIVITIES-
    Loans transferred to real estate in foreclosure             $    145          249
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

The results of operations and other data for the three months ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 2000.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All intercompany accounts and transactions have been eliminated in consolidation.


(2)   Earnings Per Share

Diluted earnings per share for the three months ended December 31, 1999 and 1998 are computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods which were 2,230,969 and 2,387,262, respectively. Stock options are the only potential common stock and are therefore considered in the diluted earnings per share calculations. Potential common stock are computed using the treasury stock method.


(3)   Comprehensive Income

The Company's comprehensive income includes net income and other comprehensive income comprised entirely of unrealized gains or losses on securities available for sale, net of tax.


Three months ended December 31,                           1999         1998
------------------------------------------------------------------------------
Net income                                                1,133           909
Other comprehensive income, net of tax -
   Unrealized loss on securities available for
   sale arising during the period                        (1,085)         (365)
                                                           ----          ----
Comprehensive Income                                         48           544
                                                           ====          ====

(4)  Commitments and Contingencies

At December 31, 1999, the Bank had outstanding commitments to originate loans of $8.7 million, of which $150,000 was a fixed 8.75% rate, and $5.4 million were adjustable rate commitments. At December 31, 1999 the Bank had a construction and development loan commitment for $3.1 million with a floating rate based on prime plus a margin. This loan is expected to begin draws in February 2000.


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

The Company reported earnings for the first fiscal quarter ended December 31, 1999 of $1.1 million, compared with $909,000 for the same quarter a year ago, an increase of 24.6%. Earnings per diluted share for the quarter ended December 31, 1999 were $0.51 per share, an increase from $0.36 for the quarter ended December 31, 1998.

The Company also announced that its board of directors declared a quarterly dividend of $0.12 per share, payable February 12, 2000 to stockholders of record as of January 31, 2000.


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

Federal regulations require the Bank to maintain minimum levels of liquid assets of 4% of the liquidity base. Savings associations have the option of calculating their liquidity requirements either on the basis of (i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter. If necessary, savings associations may be required to maintain liquidity in excess of the minimum requirement to insure safe and sound operations. At December 31, 1999, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 15.18%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $2.4 million for the three months ended December 31, 1999. The Company used $454,000 in investing activities for the three month period ended December 31, 1999. Loan originations amounted to $20.8 million, which were offset primarily by $21.3 million in principal repayments received from loans and mortgage-backed securities. Net cash used in financing activities amounted to $781,000 for the three months ended December 31, 1999. The Company increased its borrowings from the FHLB by $2.3 million during the first quarter. Financing activities used $2.7 million to pay the second installment of real estate taxes from advance payments for borrowers for taxes and insurance.

At December 31, 1999, the Bank had outstanding loan commitments of $8.7 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1999 totaled $156.3 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of December 31, 1999, the Company and the Bank met the capital adequacy requirements to which they are subject. The Bank's Tangible Equity ratio at December 31, 1999 was 7.01%. The Tier 1 Capital ratio was 7.01%, the Tier 1 Risk-based ratio was 14.67%, and the Total Risk-Based Capital ratio was 14.96%.

The most recent notification, July 1999, from the federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Company's or the Bank's category.


CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 1999 were $598.4 million, compared to $599.3 million at September 30, 1999. Loans receivable, net of allowance for loan losses, remained stable at $507.1 million. The Company continues to offer various loan products, and prices them competitively. The Company's loan originations for the quarter ended December 31, 1999 were $20.8 million, with a weighted average yield of 8.23%.

Deposits grew slightly to $358.0 million at December 31, 1999, up from $357.0 million at September 30, 1999. FHLB advances increased from $186.3 million at September 30, 1999 to $188.5 million at December 31, 1999.

Book value per share on December 31, 1999 was $19.23, compared with $19.03 at September 30, 1999. The increase was the result of the current quarter earnings combined with the Company s ongoing stock repurchase plan and offset by the change in accumulated other comprehensive income.


ASSET QUALITY

As of December 31, 1999, the Company had non-performing assets of $356,000. The Bank's non-performing assets at December 31, 1999 included one single-family residence and three automobiles. Classified loans of $211,000 were categorized as substandard, consisting of three residential mortgage loans and one multi-unit mortgage loan. There were no assets classified as doubtful.

The consistently low 0.06% non-performing assets to total assets is a result of management's ongoing monitoring and follow-up procedures of delinquent customers. Following a review of the foreclosed residential properties, management concluded that no specific allowances were necessary, as management does not expect any material losses from the non-performing loans.


STOCK REPURCHASE

The company announced its 10th stock repurchase plan on October 19, 1999. Under the plan, up to 110,000 shares, or 5 percent, may be purchased. Through December 31, 1999, 59,500 shares had been repurchased at an average price of $17.45 per share. There are 50,500 remaining shares available to be purchased. The company views stock repurchase programs as part of an ongoing strategy to build value for stockholders.

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

                                                       Three months ended December 31,
                                  1999                             1998
                                                         Average                        Average
                                  Average                 Yield/     Average             Yield/
                                  Balance     Interest     Cost     Balance  Interest    Cost
                                                    (dollars in thousands)
Interest-earning assets:
 Loans, net                     $ 504,489      9,290     7.37%     $ 425,975    7,937    7.45%
 Mortgage-backed securities         3,481         65     7.47%        10,434      184    7.05%
 Interest-bearing deposits            892         11     4.93%         1,405       18    5.12%
 Investment securities,
  and federal funds sold           75,738      1,323     6.99%        67,149     1,131   6.74%
                                 --------      -----     -----       -------     -----   -----
Total interest-earning assets     584,600     10,689     7.31%       504,963     9,270   7.34%

Non-interest earning assets        11,044                             16,110
                                 --------                            -------
Total assets                    $ 595,644                            521,073
                                 ========                            =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts          140,853      1,265     3.59%       145,901     1,429   3.92%
 Money market accounts             15,490        149     3.85%        17,280       176   4.07%
 Certificate accounts             196,599      2,652     5.40%       163,716     2,260   5.52%
                                 --------      -----     -----       -------     -----   -----
Total deposits                    352,942      4,066     4.61%       326,897     3,865   4.73%

Borrowed funds                    182,791      2,612     5.72%       127,351     1,775   5.58%
                                 --------      -----     -----       -------     -----   -----
Total interest-bearing
 liabilities                      535,733      6,678     4.99%       454,248     5,640   4.97%

Non-interest bearing deposits       5,906                              8,743
Other liabilities                  11,355                             10,929
                                 --------                            -------
Total liabilities                 552,994                            473,920
Stockholders' equity               42,650                             47,153
                                 --------                            -------
Total liabilities and
 stockholders' equity           $ 595,644                          $ 521,073
                                 ========                            =======
Net interest income/interest
 rate spread (1)                               4,011     2.32%                   3,630   2.37%
                                               =====     =====                   =====   =====
Net earning assets/net
 interest margin (2)            $  48,867                2.74%     $  50,715             2.88%
                                 ========                =====       =======             =====
Ratio of interest-earning
 assets to interest-bearing
 liabilities                         1.09x                             1.11x
                               ====                        ====

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three month periods are annualized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

GENERAL. Net income for the quarter ended December 31, 1999 was $1.1 million, an increase of $224,000 from the net income of $909,000 for the quarter ended December 31, 1998. The 24.6% increase in earnings for the quarter was the result of greater interest income from loans receivable and an increase in non-interest income.

INTEREST INCOME. Income from loans receivable, the chief contributor to interest income, was $9.3 million for the quarter ended December 31, 1999, up 17.0% from the prior year. The average balance of loans increased 18.4% to $504.5 million compared to the average for the first quarter a year ago of $426.0 million. The yield on loans decreased 8 basis points. The decrease in the average loan rate was a result of high loan repayments during fiscal 1999. Interest income from the investment portfolio increased $192,000, which was the result of a 12.8% increase in average balance of investment securities for the quarter ended December 31, 1999 compared to that same quarter in 1998. Gross interest income totaled $10.7 million for the quarter ended December 31, 1999, up 15.3%, or $1.4 million from $9.3 million for the three months ended December 31, 1998.

INTEREST EXPENSE. Interest expense from deposits for the quarter increased $201,000, from $3.9 million the previous year to $4.1 million. The increase was a direct result of the increase in deposit volume from quarter to quarter. The average deposit balance increased 8.0% from $326.9 million for the first fiscal quarter of 1999 to $352.9 million for the quarter ended December 31, 1999. The average deposit cost to the Company decreased 12 basis points. The Company continued to utilize the FHLB of Chicago advances as a source of funds for lending operations. The average borrowings for the quarter ended December 31, 1999 increased $55.4 million to $182.8 million from the three month period ended December 31, 1998 of $127.4 million. The weighted average cost increased 14 basis points, causing the interest expense on borrowed funds to increase $837,000 to $2.6 million, from $1.8 million for the quarter ended December 31, 1998.

PROVISION FOR LOAN LOSSES. The Company continues to monitor the loan growth as well as the delinquencies. The Company recorded a provision for loan losses of $40,000 and $25,000, respectively, for the quarters ended December 31, 1999 and 1998. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of December 31, 1999, the cumulative allowance for loan losses was $818,000. The ratio of the allowance for loan losses to net loans receivable remained at 0.16% at December 31, 1999.

NON-INTEREST INCOME. Non-interest income increased 29.4% to $339,000 for the first fiscal quarter. Insurance and annuity commissions produced $224,000, a $71,000 increase compared to the same period in 1998 while fees and commissions produced a modest gain from the previous quarter.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended both December 31, 1999 and 1998 totaled $2.5 million. The largest increase was advertising expenses relating to the Bank s deposit and lending promotions. Management s efforts to control operating expenses also contributed to the increase in net income. The Company s efficiency improved in the quarter, with the ratio of operating expenses to average assets falling to 1.66% for the quarter ended December 31, 1999, from 1.86% for the quarter ended December 31, 1998.

INCOME TAXES. Income taxes increased $159,000 for the three months ended December 31, 1999 to $699,000 compared to $540,000 for the prior year due to increased taxable income.



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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's most recent interest rate sensitivity of NPV, as of September 30, 1999.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          20,114     (37,422)    (65)%           3.54%        - 582 bp
 + 200 bp          34,032     (23,503)    (41)%           5.82%        - 354 bp
 + 100 bp          46,911     (10,625)    (18)%           7.82%        - 154 bp
     0 bp          57,536                                 9.36%
 - 100 bp          65,362       7,826      14 %          10.49%        + 113 bp
 - 200 bp          74,587      17,051      30 %          11.75%        + 238 bp
 - 300 bp          85,337      27,801      48 %          13.16%        + 380 bp
-------------------------------------------------------------------------------































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


Dated:  January 20, 2000                 /s/  RAYMOND S. STOLARCZYK
        ----------------                 --------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer





Dated:  January 20, 2000                /s/  JAMES R. KINNEY
        ----------------                 --------------------------
                                        James R. Kinney
                                        Sr. V. P. and Chief Financial Officer
