Form 10-Q
period 2000-03-31
FIDELITY BANCORP INC /DE/
filed 2000-04-26
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,068,285 shares of common stock, par value $.01, outstanding as of April 20, 2000.

===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of March 31, 2000 (unaudited) and September 30, 1999        1

          Consolidated Statements of Earnings for the three and six
          months ended March 31, 2000 and 1999 (unaudited)               2

          Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended March 31, 2000 and 1999 (unaudited)   3

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 2000 and 1999 (unaudited)                      4

          Notes to Consolidated Financial Statements (unaudited)        5-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-12

Item 3.   Quantitative and Qualitative Disclosure about Market Risks    13-14

Item 4.   Recent Regulatory Developments                                14-15


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             16

Item 2.   Changes in Securities                                         16

Item 3.   Defaults upon Senior Securities                               16

Item 4.   Submission of Matters to a Vote of Security Holders           16

Item 5.   Other Information                                             17

Item 6.   Exhibits and Reports on Form 8-K                              17

          SIGNATURE PAGE                                                18

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

ASSETS                                                      March 31,   September 30,
                                                               2000           1999
                                                            (unaudited)
Cash and due from banks                                    $    4,018         2,714
Interest-bearing deposits                                         671           576
Federal funds sold                                                100           100
                                                              -------       -------
   Cash and cash equivalents                                    4,789         3,390

FHLB of Chicago stock                                           9,782         9,615
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $3,271
  at March 31, 2000 and $3,637 at September 30, 1999)           3,270         3,585
Investment securities available for sale, at fair value        64,262        66,070
Loans receivable, net of allowance for loan losses of $830
  at March 31, 2000 and $780 at September 30, 1999            514,353       507,557
Accrued interest receivable                                     3,693         3,665
Real estate in foreclosure                                        131           -
Premises and equipment                                          4,101         4,202
Deposit base intangible                                            22            34
Other assets                                                    1,192         1,163
                                                              -------       -------
                                                            $ 605,595       599,281
                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                      376,809       357,016
Borrowed funds                                                180,325       186,250
Advance payments by borrowers for taxes and insurance           3,175         7,986
Other liabilities                                               4,656         6,008
                                                              -------       -------
Total liabilities                                             564,965       557,260

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,061,169 and 2,207,846 shares
  outstanding at March 31, 2000 and September 30, 1999             38            38
Additional paid-in capital                                     38,789        38,690
Retained earnings, substantially restricted                    35,532        33,771
Treasury stock, at cost (1,721,181 and 1,574,504 shares
  at March 31, 2000 and September 30, 1999, respectively)     (30,760)      (28,168)
Common stock acquired by Employee Stock Ownership Plan           (189)         (632)
Common stock acquired by Bank Recognition and Retention Plans    (194)         (198)
Accumulated other comprehensive income                         (2,586)       (1,480)
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     40,630        42,021
                                                              -------       -------
Commitments and contingencies
                                                           $  605,595       599,281
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

                                              Three Months ended      Six Months ended
                                                   March 31,              March 31,
                                              2000        1999         2000      1999
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 9,449      8,112      18,739    16,049
  Investment securities                       1,296      1,239       2,618     2,369
  Mortgage-backed securities                     62        164         127       348
  Interest earning deposits                       7          9          18        27
  Federal funds sold                              1          1           2         2
                                             ------     ------      ------    ------
                                             10,815      9,525      21,504    18,795
Interest Expense:
  Deposits                                    4,231      3,622       8,297     7,487
  Borrowed funds                              2,690      2,058       5,302     3,833
                                             ------     ------      ------    ------
                                              6,921      5,680      13,599    11,320

Net interest income before provision
  for loan losses                             3,894      3,845       7,905     7,475
Provision for loan losses                        15         15          55        40
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,879      3,830       7,850     7,435

Non-Interest Income:
  Fees and commissions                          107         94         209       190
  Insurance and annuity commissions             278        111         502       264
  Other                                          14         12          26        25
                                             ------     ------      ------    ------
                                                399        217         737       479
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,409      1,440       2,834     2,861
    Office occupancy and equipment              399        394         757       759
    Data processing                             139        109         266       243
    Advertising and promotions                  110        105         292       205
    Federal deposit insurance premiums           53         52         104       104
    Other                                       351        343         679       680
  Amortization of intangible                      6          8          12        17
                                             ------     ------      ------    ------
                                              2,467      2,451       4,944     4,869
                                             ------     ------      ------    ------
Income before income taxes                    1,811      1,596       3,643     3,045
Income tax expense                              683        602       1,382     1,142
                                             ------     ------      ------    ------
Net income                                  $ 1,128        994       2,261     1,903
                                             ======     ======      ======    ======
Earnings per share - basic                  $  0.54       0.45        1.00      0.83
Earnings per share - diluted                $  0.52       0.42        0.96      0.78
                                             ======     ======      ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

Six months ended March 31, 2000 and 1999

                                                                                  Unrealized
                                                                                  Gain (Loss)
                                                               Common   Common   on Investment
                                Additional                      Stock    Stock    Securities
                         Common   Paid-In   Retained Treasury  Acquired Acquired   Available
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's  For Sale     Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1998       $38    38,117     30,646  (19,210)  (1,092)    (242)       340      $48,597
Net income                   -         -      1,903        -        -        -          -        1,903
Purchase of treasury stock
 (337,026 shares)            -         -          -   (7,803)       -        -          -       (7,803)
Cash dividends ($.21 per
  share)                     -         -       (514)       -        -        -          -         (514)
Amortization of award of
  BRRP's stock               -         -          -        -        -       36          -           36
Cost of ESOP shares released -         -          -        -      460        -          -          460
Exercise of stock options
  and reissuance of treasury
  shares (15,998 shares)     -      (109)         -      274        -        -          -          165
Tax benefit related to
  stock options exercised    -        41          -        -        -        -          -           41
Market adjustment for
  committed ESOP shares      -       264          -        -        -        -          -          264
Change in accumulated other
  comprehensive income       -         -          -        -        -        -       (696)        (696)
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at March 31, 1999  $38    38,313     32,035  (26,739)    (632)    (206)      (356)     $42,453
                           ===    ======    =======   ======   ======    =====       ====      =======

Balance at
  September 30, 1999       $38    38,690     33,771  (28,168)    (632)    (198)    (1,480)     $42,021
Net income                   -         -      2,261        -        -        -          -        2,261
Purchase of treasury stock
 (148,000 shares)            -         -          -   (2,616)       -        -          -       (2,616)
Cash dividends ($.23 per
  share)                     -         -       (500)       -        -        -          -         (500)
Amortization of award of
  BRRP's stock               -         -          -        -        -        4          -            4
Cost of ESOP shares released -         -          -        -      443        -          -          443
Exercise of stock options
  and reissuance of treasury
  shares (2,420 shares)      -       (20)         -       24        -        -          -            4
Tax benefit related to
  stock options exercised    -         7          -        -        -        -          -            7
Market adjustment for
  committed ESOP shares      -       112          -        -        -        -          -          112
Change in accumulated other
  comprehensive income       -         -          -        -        -        -     (1,106)      (1,106)
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at March 31, 2000  $38    38,789     35,532  (30,760)    (189)    (194)    (2,586)     $40,630
                           ===    ======    =======   ======   ======    =====       ====      =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Six months ended March 31,                                      2000          1999
                                                               ------        ------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  2,261         1,903
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    217           244
  Provision for loan losses                                        55            40
  Net amortization and accretion of premiums and discounts        (23)          (18)
  Amortization of cost of stock benefit plans                       4            36
  ESOP expense                                                    555           724
  Deferred loan fees, net of amortization                        (137)         (207)
  Stock dividend from FHLB of Chicago                            (167)           -
  Amortization of deposit base intangible                          12            17
  Decrease (increase)in accrued interest receivable               (28)           61
  Decrease (increase)in other assets                              (31)           75
  Increase (decrease in other liabilities                        (639)          251
                                                               ------        ------
Net cash provided by operating activities                       2,079         3,126

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities                          (49)           -
  Proceeds from maturities of investment securities                -         20,000
  Purchase of investment securities available for sale             -        (29,957)
  Purchase of Federal Home Loan Bank of Chicago stock              -         (1,950)
  Proceeds from sale of real estate owned                          11           147
  Loans originated for investment                             (42,792)     (102,674)
  Purchase of premises and equipment                             (116)         (122)
  Principal repayments collected on loans receivable           35,957        69,519
  Principal repayments collected on mortgage-backed securities    364         2,392
                                                               ------        ------
Net cash used in investing activities                          (6,625)      (42,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                     19,793         4,236
  Proceeds from (repayments of) borrowed funds                 (5,925)       47,800
  Net decrease in advance payments
    by borrowers for taxes and insurance                       (4,811)       (4,026)
  Purchase of treasury stock                                   (2,616)       (7,803)
  Payment of common stock dividends                              (500)         (514)
  Proceeds from exercise of stock options                           4           165
                                                               ------        ------
Net cash provided by financing activities                       5,945        39,858
                                                               ------        ------
Net change in cash and cash equivalents                         1,399           339
Cash and cash equivalents at beginning of period                3,390         1,975
                                                               ------        ------
Cash and cash equivalents at end of period                   $  4,789         2,314
                                                               ======        ======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 13,749        11,064
   Income taxes                                                 1,172         1,150
NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure                145           262
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

The results of operations and other data for the six months ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 2000.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.


(2)  EARNINGS PER SHARE

Diluted earnings per share for the three months ended March 31, 2000 and 1999 are computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods which were 2,180,476 and 2,349,196, respectively. Diluted earnings per share of common stock for the six months ended March 31, 2000 and 1999 has been determined by dividing net income by 2,357,636 and 2,427,812, the weighted average number of shares of common stock and potential common stock outstanding. Stock options are the only potential common stock and are therefore considered in the diluted earnings per share calculations. Potential common stock are computed using the treasury stock method.


(3) Comprehensive Income

The Company's comprehensive income includes net income and other comprehensive income comprised entirely of unrealized gains or losses on securities available for sale, net of tax.

                                              Three Months ended      Six Months ended
                                                   March 31,              March 31,
                                              2000        1999         2000      1999
                                            --------------------     -----------------
Net Income                                  $ 1,128        994       2,261     1,903
Comprehensive income - net of taxes
  Unrealized loss on securities available
    for sale arising during the period          (21)      (331)     (1,106)     (696)
                                              -----      -----      ------    ------
                                            $ 1,107        663       1,155     1,207
                                              =====      =====      ======    ======


(4)  COMMITMENTS AND CONTINGENCIES

At March 31, 2000, the Bank had outstanding commitments to originate loans of $9.8 million, of which $403,000 were fixed rate, with rates ranging from 8.25% to 8.875%, and $9.4 million were adjustable rate commitments. At March 31, 2000 the Bank had a construction and development loan commitment for $3.1 million with a floating rate based on prime plus a margin. This loan is expected to begin draws next quarter.


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

The Company reported earnings for the second fiscal quarter ended March 31, 2000 of $1.1 million, compared with $994,000 for the same quarter a year ago, an increase of 13.5%. Earnings per diluted share for the quarter and six months ended were $0.52 and $0.96 per share in 2000, an increase from $0.42 and $0.78 in 1999, respectively. The increase in earnings per share was the result of increased interest and non-interest income as well as fewer shares outstanding.

The Company also announced that its board of directors declared a quarterly dividend of $0.12 per share, payable May 15, 2000 to shareholders of record as of April 28, 2000.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the

U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


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

Federal regulations require the Bank to maintain minimum levels of liquid assets of 4% of the liquidity base. Savings associations have the option of calculating their liquidity requirements either on the basis of (i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter. If necessary, savings associations may be required to maintain liquidity in excess of the minimum requirement to insure safe and sound operations. At March 31, 2000, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 14.52%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $2.1 million for the six months ended March 31, 2000. The Company used $6.6 million in investing activities for the six-month period ended March 31, 2000. Loan originations, net of loan repayments received totaling $6.8 million accounts for the period s cash usage. Net cash provided by financing activities amounted to $5.9 million for the six months ended March 31, 2000. The Company increased its deposits $19.8 million during the six-month period. Growth in deposits during the period enabled the Bank to reduce borrowed funds by $5.9 million. Financing activities also used $4.8 million to pay the first installment of Cook County real estate taxes from advance payments for borrowers for taxes and insurance.

At March 31, 2000, the Bank had outstanding commitments to originate loans of $9.8 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2000 totaled $180.1 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of March 31, 2000, the Company and the Bank met the capital adequacy requirements to which they are subject. The Bank's Tangible Equity ratio at March 31, 2000 was 7.10%. The Tier 1 Capital ratio was 7.10%, the Tier 1 Risk-Based ratio was 14.83%, and the Total Risk-Based Capital ratio was 15.12%.

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


CHANGES IN FINANCIAL CONDITION

Total assets at March 31, 2000 were $605.6 million, compared to $599.3 million at September 30, 1999. Loans receivable, net of allowance for loan losses, grew $6.8 million. The Company continues to offer various loan products, and prices them competitively. The Company's total loan originations for the six months ended March 31, 2000 were $42.8 million, of which 86.2% were higher yielding specialized products.

Deposits grew 5.5% to $376.8 million at March 31, 2000, from $357.0 million at September 30, 1999. The increased deposits allowed the Bank to pay down FHLB advances by $7.4 million.

Book value per share on March 31, 2000 was $19.71, compared with $19.03 at September 30, 1999. The increase was the result of the Company s earnings and reduced number of outstanding shares, a result of the ongoing stock repurchase plan.


INVESTMENT ACTIVITIES

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

A detailed summary discussing the Company's write-down of the Notes and various continuing lawsuits with respect to the Notes is included in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission on December 17, 1999. Additionally, on February 14, 2000, the Company filed a class action in the Circuit Court of Cook County, Illinois against LaSalle National Bank and affiliates. The action is brought on behalf of the Company individually and as class representative of all RAG subordinated noteholders. The complaint alleges a cause of action arising out of LaSalle s involvement as the trustee of the RAG subordinated notes. Discovery has not yet commenced and no trial date has been set.


ASSET QUALITY

As of March 31, 2000, the Company had non-performing assets of $677,000. The Bank's non-performing assets at March 31, 2000 included one single-family and one multi-unit residence, along with one automobile. Also included in non-performing assets were classified loans of $546,000 categorized as substandard, consisting of six residential mortgage loans. There were no assets classified as doubtful.

The Company s ratio of non-performing loans to net loans receivable remains below industry standards at 0.11%. The consistently below average ratios are a result of management's ongoing monitoring and follow-up procedures of delinquent customers. A review of the foreclosed residential properties has established that no specific allowances were necessary, and management does not expect any material losses from the non-performing loans.


STOCK REPURCHASE

The Company announced its 10th stock repurchase program on October 19, 1999 for 110,000 shares and expanded it to 220,000 on January 26, 2000. Through March 31, 2000, 148,000 shares had been repurchased at an average price of $17.67 per share. As of April 20, 2000, there were 72,000 shares remaining to be repurchased in this program. The Company views stock repurchases as part of an ongoing strategy to build value for stockholders.

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


                                     Three Months Ended March 31,                Six Months Ended
                                    2000                       1999                March 31,2000
                          ------------------------   -----------------------  ----------------------
                                    Inter- Average           Inter- Average           Inter- Average
                          Average    est    Yield    Average   est   Yield   Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   -----------------------  ----------------------
 Interest-earning assets:
 Loans receivable, net      $509,095  9,449   7.42%    444,497  8,112  7.30%    506,775  18,739  7.40%
 Mortgage-backed securities    3,317     62   7.48%      9,297    164  7.06%      3,400     127  7.47%
 Interest-earning deposits       475      7   5.89%        734      9  4.90%        670      18  5.37%
 Investment securities and
   federal funds sold         74,011  1,297   7.01%     76,182  1,240  6.51%     74,893   2,620  7.00%
                             -------  -----   -----     ------  -----  -----    -------   -----  -----
Total interest-earning
 assets                      586,898 10,815   7.37%    530,710  9,525  7.18%    585,738  21,504  7.34%
Non-interest earning
 assets                       11,285                    13,339                   11,167
                             -------                    ------                  -------
Total assets                $598,183                   544,049                  596,905
                             =======                   =======                  =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts     138,448  1,241   3.59%    151,522  1,366  3.61%    139,656   2,506  3.59%
 Money market account         14,967    142   3.80%     17,509    168  3.84%     15,230     291  3.82%
 Certificate accounts        201,525  2,848   5.65%    159,274  2,088  5.24%    199,049   5,500  5.53%
                             -------  -----   -----     -------  -----  -----    -------   -----  -----
Total deposits               354,940  4,231   4.77%    328,305  3,622  4.41%    353,935   8,297  4.69%

Borrowed funds               186,063  2,690   5.78%    154,612  2,058  5.32%    184,418   5,302  5.75%
                             -------  -----   -----     -------   ----  -----    -------   -----  -----
Total interest-bearing
 liabilities                 541,003  6,921   5.12%    482,917  5,680  4.70%    538,353  13,599  5.05%
Non-interest bearing
 deposits                      6,139                      7,453                    6,022
Other liabilities              9,398                     10,116                   10,382
                             -------                     ------                  -------
Total liabilities            556,540                    500,486                  554,757

Stockholders' equity          41,643                     43,563                   42,148
                             -------                     ------                  -------

Total liabilities and
 stockholders' equity       $598,183                    544,049                  596,905
                             =======                    =======                  =======
Net interest
 income/interest rate
 spread (1)                           3,894   2.25%             3,845  2.48%              7,905  2.29%

Net earning assets/net
 interest margin (2)        $ 45,895          2.65%      47,793        2.90%      47,385         2.70%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                    1.08x                      1.10x                   1.09x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and six month periods are annual-ized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

GENERAL. Net income for the three months ended March 31, 2000 was $1.1 million, an increase of $134,000 from the net income of $994,000 for the three months ended March 31, 1999. The 13.5% increase in earnings for the quarter was primarily a result of increased interest and non-interest income.

INTEREST INCOME. Income from loans receivable, the largest contributor to interest income, was $9.4 million for the quarter ended March 31, 2000, up 16.5% from the prior year. The average loans outstanding increased 14.5%, or $64.6 million to $509.1 million for the quarter ended March 31, 2000. In addition to increased volume, the Company was able to raise the average yield on loans 12 basis points. The increase in loan interest income was a result of higher loan volumes combined with the increased yield. Interest income from the investment portfolio increased $57,000, which was the result of fiscal 1999 investment maturities that changed the composition of the portfolio. Gross interest income totaled $10.8 million for the three months ended March 31, 2000, up 13.5%, or $1.3 million from $9.5 million for the quarter ended March 31, 1999.

INTEREST EXPENSE. Interest expense for the quarter increased $1.2 million, from $5.7 million the previous year to $6.9 million. Deposit growth experienced throughout the past year is evidenced by the 8.1%, or $26.6 million increase in average interest-bearing deposits. The growth comes mostly in the certificates of deposit category. The increased volume along with the increase of 36 basis points in the weighted average cost accounted for the increased deposit interest expense of $609,000, bringing interest expense on deposits to $4.2 million for the quarter ended March 31, 2000. The Company s quarter-to-quarter comparison of average borrowings showed an increase of $31.5 million, to $186.1 million from $154.6 million for the three month period ended March 31, 1999. The weighted average cost of the borrowings increased 46 basis points, causing the related interest expense to increase $632,000 to $2.7 million.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses in both the fiscal 2000 and 1999 second quarters of $15,000. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of March 31, 2000, the cumulative allowance for loan losses was $830,000. The ratio of the allowance for loan losses to net loans receivable was .16% at March 31, 2000.

NON-INTEREST INCOME. Non-interest income increased 83.9% to $399,000 for the second quarter of fiscal 2000. Insurance and annuity commissions produced $278,000, a $167,000 increase compared to the same period in 1999. The increase was primarily a result of the expansion of the product line being offered to customers.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended both March 31, 2000 and 1999 totaled $2.5 million. Increases in the Company's data processing expenses were offset by the decrease in salaries and related employee benefits.

INCOME TAXES. Income taxes increased $81,000 for the three months ended March 31, 2000 to $683,000 compared to $602,000 for the prior year due to increased taxable income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

GENERAL. Net income for the six months ended March 31, 2000 increased 18.8% to $2.3 million compared to the six months ended March 31, 1999. This change was primarily attributed to the 5.6% increase in net interest income after loan loss provision combined with the $258,000 increase in non-interest income.

INTEREST INCOME. Interest income increased 14.4% to $21.5 million for the six months ended March 31, 2000, compared to $18.8 million for the six months ended March 31, 1999. Interest income from loans receivable increased $2.7 million, or 16.8% from $16.0 million to $18.7 million for the six months ended March 31, 2000. The average loans outstanding increased 16.5% or $71.6 million to $506.8 million from $435.1 million for the six months ended March 31, 1999. As the Company grew the loan base, it also was successful in increasing the average yield. The average balance of the investment portfolio increased slightly to $74.9 million. Due to maturities and new purchases during fiscal 1999, the weighted average yield increased 38 basis points to 7.00%.

INTEREST EXPENSE. Interest expense on deposits amounted to $8.3 million, an $810,000 increase from the March31, 1999 expense of $7.5 million. Average interest-bearing deposits increased $26.3 million, or 8.0%, to $353.9 million for the six-month period in 2000 compared to $327.6 million in 1999. The weighted average cost of deposits increased 12 basis points due to the shift in the composition of the deposit base, and a decrease in transaction accounts offset by an increase in certificates of deposits. Average borrowed funds increased $43.6 million to $184.4 million for the six-month period ended March 31, 2000. The weighted average cost also increased. For the six-month period ended March 31, 2000 the cost was 5.75%, up 25 basis points for the same period one year ago.

PROVISION FOR LOAN LOSSES. The Company recorded a $55,000 provision for loan losses in the first six months of fiscal 2000, compared to a $40,000 provision in 1999. The adequacy of the loan loss provision is analyzed on a monthly basis. Management considers the changes in the type and volume of the loan portfolio, the specific delinquent loans, the historical loss experience, and the current economic trends, as well as loan growth and other factors deemed appropriate when evaluating the allowance for loan losses.

NON-INTEREST INCOME. Non-interest income increased $258,000 to a record $737,000 for the six months ended March 31, 2000 from $479,000 for the same period in 1999. Included in non-interest income are commissions from sales of annuity and mutual fund investments that are not FDIC insured, made through INVEST Financial Corporation. The growth noted in fee income is largely due to the expansion of our product line to meet the needs of our customer base, and greater productivity from our licensed sales team.

NON-INTEREST EXPENSE. Non-interest expense for each of the six-month periods ended March 31, 2000 and 1999 amounted to $4.9 million. Tightly controlled operating expenses contributed to the net increase of only $75,000. The Company s efficiency improved for the first six months, with the ratio of operating expenses to average assets falling to 1.66 percent from 1.83 percent in the prior year.

INCOME TAXES. Income taxes increased $240,000 for the six-months ended March 31, 2000 to $1.4 million compared to $1.1 million for the prior year due to increased taxable income.

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

The OTS provides all institutions that file a CONSOLIDATED MATURITY/RATE schedule (CMR) as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economics value of each type of asset, liability, and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneously and parallel up and down 100 to 300 basis points in 100 basis point increments.
The OTS provides thrifts the results of their interest rate sensitivity model, which is based on information provided by the Bank, to estimate the sensitivity of NPV.

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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's most recent interest rate sensitivity of NPV, as of December 31, 1999.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          16,725     (37,508)    (69)%           2.98%        - 594 bp
 + 200 bp          30,069     (24,164)    (45)%           5.20%        - 371 bp
 + 100 bp          43,125     (11,108)    (20)%           7.26%        - 166 bp
     0 bp          54,233                                 8.91%
 - 100 bp          62,422       8,189      15 %          10.07%        + 116 bp
 - 200 bp          71,613      17,380      32 %          11.33%        + 241 bp
 - 300 bp          80,438      26,205      48 %          12.49%        + 357 bp
-------------------------------------------------------------------------------



RECENT REGULATORY DEVELOPMENTS

On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities.
Under the Gramm-Leach-Bliley Act (the Act ), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the Federal Reserve ), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services;
underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community
Reinvestment Act.

National banks are also authorized by the Act to engage, through financial subsidiaries, in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities
(unless otherwise


expressly permitted by law), (iii) insurance company portfolio investments and
(iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank s outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

The Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that are currently permitted for multiple savings and loan holding companies or are permissible for financial holding companies (as described above) (collectively "permissible activities").
The Act also generally prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence, or formed pursuant to an application pending before the Office of Thrift Supervision, on or before May 4, 1999.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company.






























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

ITEM 2.    CHANGES IN SECURITIES
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)  The Company held its Annual Meeting of Stockholders on
                January 26, 2000.

           (b)  The directors elected at the Annual Meeting are as follows:

                                             For                Withheld

                Thomas E. Bentel           1,993,554              38,364
                Raymond S. Stolarczyk      1,991,154              40,764

                The directors whose term of office continued after the Annual
                Meeting are as follows:

                Paul J. Bielat
                Patrick J. Flynn
                Raymond J. Horwat
                Bonnie J. Stolarczyk

           (c) A brief description of each other matter voted on and the number votes cast:

               (i) Ratification of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending September 30, 2000.

                      For                 Against        Abstain
                    2,014,845               4,805         12,268


















ITEM 5.    OTHER INFORMATION

           (a)  Change in Board of Directors

                Effective March 1, 2000, Bonnie J. Stolarczyk resigned from the
                Company's board of directors, but will remain on the board of the bank. Raymond J. Horwat retired from both the Company's and the
                Bank's board of directors on his 75th birthday, March 9, 2000.
                The vacancies created on the board at the Company level were filled by the appointment of Edward J. Burda and Richard J.
                Kasten, who are both Bank directors, on April 17, 2000.

           (b)  Change in Management

                The Company announced the appointment of Elizabeth A. Doolan to Vice President, Finance & Treasurer for the Company and the
Bank
                on April 14, 2000.  The appointment is effective May 1, 2000.
She
                replaces James R. Kinney, Senior Vice President, Finance &
                Treasurer who is retiring from the banking industry to pursue other personal business interests as of April 30th.


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


                                 Fidelity Bancorp, Inc.



Dated:      April 26, 2000                /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer




Dated:      April 26, 2000               /s/  JAMES R. KINNEY
                                         -----------------------------
                                         James R. KINNEY
                                         Sr. V. P. and Chief Financial Officer
