Form 10-Q/A
period 2000-03-31
FIDELITY BANCORP INC /DE/
filed 2000-04-28
CIK 912219

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

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

                                              Three Months ended      Six Months ended
                                                   March 31,              March 31,
                                              2000        1999         2000      1999
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 9,449      8,112      18,739    16,049
  Investment securities                       1,296      1,239       2,618     2,369
  Mortgage-backed securities                     62        164         127       348
  Interest earning deposits                       7          9          18        27
  Federal funds sold                              1          1           2         2
                                             ------     ------      ------    ------
                                             10,815      9,525      21,504    18,795
Interest Expense:
  Deposits                                    4,231      3,622       8,297     7,487
  Borrowed funds                              2,690      2,058       5,302     3,833
                                             ------     ------      ------    ------
                                              6,921      5,680      13,599    11,320

Net interest income before provision
  for loan losses                             3,894      3,845       7,905     7,475
Provision for loan losses                        15         15          55        40
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,879      3,830       7,850     7,435

Non-Interest Income:
  Fees and commissions                          107         94         209       190
  Insurance and annuity commissions             278        111         502       264
  Other                                          14         12          26        25
                                             ------     ------      ------    ------
                                                399        217         737       479
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,409      1,440       2,834     2,861
    Office occupancy and equipment              399        394         757       759
    Data processing                             139        109         266       243
    Advertising and promotions                  110        105         292       205
    Federal deposit insurance premiums           53         52         104       104
    Other                                       351        343         679       680
  Amortization of intangible                      6          8          12        17
                                             ------     ------      ------    ------
                                              2,467      2,451       4,944     4,869
                                             ------     ------      ------    ------
Income before income taxes                    1,811      1,596       3,643     3,045
Income tax expense                              683        602       1,382     1,142
                                             ------     ------      ------    ------
Net income                                  $ 1,128        994       2,261     1,903
                                             ======     ======      ======    ======
Earnings per share - basic                  $  0.54       0.45        1.06      0.83
Earnings per share - diluted                $  0.52       0.42        1.02      0.78
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

The Company reported earnings for the second fiscal quarter ended March 31, 2000 of $1.1 million, compared with $994,000 for the same quarter a year ago, an increase of 13.5%. Earnings per diluted share for the quarter and six months ended were $0.52 and $1.02 per share in 2000, an increase from $0.42 and $0.78 in 1999, respectively. The increase in earnings per share was the result of increased interest and non-interest income as well as fewer shares outstanding.

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
