Form 10-Q
period 2000-06-30
FIDELITY BANCORP INC /DE/
filed 2000-07-21
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,025,085 shares of common stock, par value $.01, outstanding as of July 17, 2000.

===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of June 30, 2000 (unaudited) and September 30, 1999        1

          Consolidated Statements of Earnings for the three and nine
          months ended June 30, 2000 and 1999 (unaudited)               2

          Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended June 30, 2000 and 1999 (unaudited)  3

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 2000 and 1999 (unaudited)                      4

          Notes to Consolidated Financial Statements (unaudited)        5-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-14

Item 3.   Quantitative and Qualitative Disclosure about Market Risks    14-15

Item 4.   Recent Regulatory Developments                                15-16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             17

Item 2.   Changes in Securities                                         17

Item 3.   Defaults upon Senior Securities                               17

Item 4.   Submission of Matters to a Vote of Security Holders           17

Item 5.   Other Information                                             17

Item 6.   Exhibits and Reports on Form 8-K                              17

          SIGNATURE PAGE                                                18

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

ASSETS                                                       June 30,    September 30,
                                                               2000          1999
                                                            (unaudited)
Cash and due from banks                                    $    2,490         2,714
Interest-bearing deposits                                       2,819           576
Federal funds sold                                                100           100
                                                              -------       -------
   Cash and cash equivalents                                    5,409         3,390

FHLB of Chicago stock                                           9,782         9,615
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $3,209
  at June 30, 2000 and $3,637 at September 30, 1999)            3,207         3,585
Investment securities available for sale, at fair value        63,828        66,070
Loans receivable, net of allowance for loan losses of $845
  at June 30, 2000 and $780 at September 30, 1999             521,977       507,557
Accrued interest receivable                                     3,030         3,665
Real estate in foreclosure                                         49           -
Premises and equipment                                          4,018         4,202
Deposit base intangible                                            17            34
Other assets                                                    1,235         1,163
                                                              -------       -------
                                                            $ 612,552       599,281
                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                      395,147       357,016
Borrowed funds                                                165,650       186,250
Advance payments by borrowers for taxes and insurance           5,740         7,986
Other liabilities                                               5,573         6,008
                                                              -------       -------
Total liabilities                                             572,110       557,260

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,025,085 and 2,207,846 shares
  outstanding at June 30, 2000 and September 30, 1999              38            38
Additional paid-in capital                                     38,743        38,690
Retained earnings, substantially restricted                    36,290        33,771
Treasury stock, at cost (1,757,265 and 1,574,504 shares
  at June 30, 2000 and September 30, 1999, respectively)      (31,391)      (28,168)
Common stock acquired by Employee Stock Ownership Plan           (189)         (632)
Common stock acquired by Bank Recognition and Retention Plans    (193)         (198)
Accumulated other comprehensive loss                           (2,856)       (1,480)
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     40,442        42,021
                                                              -------       -------
Commitments and contingencies
                                                           $  612,552       599,281
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

                                              Three Months ended     Nine Months ended
                                                   June 30,               June 30,
                                              2000        1999         2000      1999
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 9,645      8,590      28,384    24,639
  Investment securities                       1,304      1,284       3,922     3,653
  Mortgage-backed securities                     57         90         184       438
  Interest earning deposits                      12          9          30        36
  Federal funds sold                              2          1           4         3
                                             ------     ------      ------    ------
                                             11,020      9,974      32,524    28,769
Interest Expense:
  Deposits                                    4,657      3,732      12,954    11,219
  Borrowed funds                              2,775      2,254       8,077     6,087
                                             ------     ------      ------    ------
                                              7,432      5,986      21,031    17,306

Net interest income before provision
  for loan losses                             3,588      3,988      11,493    11,463
Provision for loan losses                        55         55         110        95
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,533      3,933      11,383    11,368

Non-Interest Income:
  Fees and commissions                          130         90         339       280
  Insurance and annuity commissions             269        258         771       522
  Other                                          16         12          42        37
                                             ------     ------      ------    ------
                                                415        360       1,152       839
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,269      1,472       4,103     4,333
    Office occupancy and equipment              387        414       1,144     1,173
    Data processing                             128        116         394       359
    Advertising and promotions                  177         98         469       303
    Federal deposit insurance premiums           55         53         159       157
    Other                                       335        357       1,014     1,037
  Amortization of intangible                      5          7          17        24
                                             ------     ------      ------    ------
                                              2,356      2,517       7,300     7,386
                                             ------     ------      ------    ------
Income before income taxes                    1,592      1,776       5,235     4,821
Income tax expense                              586        666       1,968     1,808
                                             ------     ------      ------    ------
Net income                                  $ 1,006      1,110       3,267     3,013
                                             ======     ======      ======    ======
Earnings per share - basic                  $  0.49       0.51        1.56      1.33
Earnings per share - diluted                $  0.48       0.48        1.50      1.26
                                             ======     ======      ======    ======
Comprehensive income (loss)                 $   736        (13)      1,891     1,194
                                             ======     ======      ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

Nine months ended June 30, 2000 and 1999

                                                                                  Accumulated
                                                               Common   Common       Other
                                Additional                      Stock    Stock   Comprehensive
                         Common   Paid-In   Retained Treasury  Acquired Acquired    Income
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's   (Loss)      Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1998       $38    38,117     30,646  (19,210)  (1,092)    (242)       340      $48,597
Net income                   -         -      3,013        -        -        -          -        3,013
Purchase of treasury stock
 (402,426 shares)            -         -          -   (9,312)       -        -          -       (9,312)
Cash dividends ($.32 per
  share)                     -         -       (763)       -        -        -          -         (763)
Amortization of award of
  BRRP's stock               -         -          -        -        -       41          -           41
Cost of ESOP shares released -         -          -        -      460        -          -          460
Exercise of stock options
  and reissuance of treasury
  shares (17,998 shares)     -      (125)         -      310        -        -          -          185
Tax benefit related to
  stock options exercised    -        46          -        -        -        -          -           46
Market adjustment for
  committed ESOP shares      -       397          -        -        -        -          -          397
Change in accumulated other
  comprehensive income       -         -          -        -        -        -     (1,819)      (1,819)
                           ---    ------    -------   ------   ------    -----      -----       ------
Balance at June 30, 1999   $38    38,435     32,896  (28,212)    (632)    (201)    (1,479)     $40,845
                           ===    ======    =======   ======   ======    =====      =====      =======

Balance at
  September 30, 1999       $38    38,690     33,771  (28,168)    (632)    (198)    (1,480)     $42,021
Net income                   -         -      3,267        -        -        -          -        3,267
Purchase of treasury stock
 (191,200 shares)            -         -          -   (3,377)       -        -          -       (3,377)
Cash dividends ($.35 per
  share)                     -         -       (748)       -        -        -          -         (748)
Amortization of award of
  BRRP's stock               -         -          -        -        -        5          -            5
Cost of ESOP shares released -         -          -        -      443        -          -          443
Exercise of stock options
  and reissuance of treasury
  shares (8,439 shares)      -      (150)         -      154        -        -          -            4
Tax benefit related to
  stock options exercised    -        57          -        -        -        -          -           57
Market adjustment for
  committed ESOP shares      -       146          -        -        -        -          -          146
Change in accumulated other
  comprehensive income       -         -          -        -        -        -     (1,376)      (1,376)
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at June 30, 2000   $38    38,743     36,290  (31,391)    (189)    (193)    (2,856)     $40,442
                           ===    ======    =======   ======   ======    =====       ====      =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Nine months ended June 30,                                      2000          1999
                                                               ------        ------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  3,267         3,013
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    326           365
  Provision for loan losses                                       110            95
  Net amortization and accretion of premiums and discounts        (37)           23
  Amortization of cost of stock benefit plans                       5            41
  ESOP expense                                                    589           857
  Deferred loan fees, net of amortization                        (261)         (436)
  Stock dividend from FHLB of Chicago                            (167)           -
  Amortization of deposit base intangible                          17            24
  Loss (gain) on sale of real estate owned                          5           (45)
  Decrease in accrued interest receivable                         635           772
  Decrease (increase)in other assets                              (77)           49
  Increase in other liabilities                                   437           614
                                                               ------        ------
Net cash provided by operating activities                       4,849         5,372
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities                         (130)          -
  Proceeds from maturities of investment securities                -         30,000
  Purchase of investment securities available for sale             -        (39,951)
  Purchase of Federal Home Loan Bank of Chicago stock              -         (2,675)
  Proceeds from sale of real estate owned                          23           438
  Loans originated for investment                             (77,268)     (155,919)
  Purchase of premises and equipment                             (142)         (210)
  Principal repayments collected on loans receivable           62,958        94,467
  Principal repayments collected on mortgage-backed securities    508         7,375
                                                               ------        ------
Net cash used in investing activities                         (14,051)      (66,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                     38,131        10,511
  Proceeds from (repayments of) borrowed funds                (20,600)       63,000
  Net decrease in advance payments
    by borrowers for taxes and insurance                       (2,246)       (1,492)
  Purchase of treasury stock                                   (3,377)       (9,312)
  Payment of common stock dividends                              (748)         (763)
  Proceeds from exercise of stock options                          61           231
                                                               ------        ------
Net cash provided by financing activities                      11,221        62,175
                                                               ------        ------
Net change in cash and cash equivalents                         2,019         1,072
Cash and cash equivalents at beginning of period                3,390         1,975
                                                               ------        ------
Cash and cash equivalents at end of period                   $  5,409         3,047
                                                               ======        ======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 21,184        17,033
   Income taxes                                                 1,772         1,579
NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure                145           262
                                                               ======        ======

         See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations and other data for the interim period ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 2000.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.


(2)  EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods which were 2,035,775 and 2,176,116, respectively. Basic earnings per share of common stock for the nine months ended June 30, 2000 and 1999 were determined by dividing net income by 2,097,912 and 2,262,876, the weighted average number of shares of common stock and potential common stock outstanding.

Diluted earnings per share for the three months ended June 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods which were 2,115,867 and 2,291,936, respectively. Diluted earnings per share of common stock for the nine months ended June 30, 2000 and 1999 were determined by dividing net income by 2,182,071 and 2,382,520, the weighted average number of shares of common stock and potential common stock outstanding. Stock options are the only potential common stock and are therefore considered in the diluted earnings per share calculations. Potential common stock was computed using the treasury stock method.

(3) Comprehensive Income

The Company's comprehensive income includes net income and other comprehensive income comprised entirely of unrealized gains or losses on securities available for sale, net of tax.


                                              Three Months ended     Nine Months ended
                                                   June 30,              June 30,
                                              2000        1999         2000      1999
                                            --------------------     -----------------
Net Income                                  $ 1,006      1,110       3,267     3,013
Comprehensive income - net of taxes
  Unrealized loss on securities available
    for sale arising during the period         (270)    (1,123)     (1,376)   (1,819)
                                              -----      -----      ------    ------
                                            $   736        (13)      1,891     1,194
                                              =====      =====      ======    ======



(4)  COMMITMENTS AND CONTINGENCIES

At June 30, 2000, the Bank had outstanding commitments to originate loans of $6.6 million all of which were adjustable rates, with rates ranging from 7.12% to 10.25%.


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

The Company reported earnings for the third fiscal quarter ended June 30, 2000 of $1.0 million, compared with $1.1 million for the same quarter a year ago, a decrease of 9.4%. Earnings per diluted share for the quarter remained flat at $0.48, while earnings per diluted share for the nine months ended June 30, 2000 increased 19.0% from $1.26 for the nine-month period ended June 30, 1999 compared to $1.50 for the nine month period ended June 30, 2000. The increase in earnings per diluted share for the nine-months ended June 30, 2000 was primarily the result of increased non-interest income and fewer shares outstanding.

The Company also announced that its board of directors declared a quarterly dividend of $0.12 per share, payable August 15, 2000 to shareholders of record as of July 31, 2000.


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


LIQUIDITY & CAPITAL RESOURCES

Liquidity management for the Bank is both a daily and long-term function of management's strategy. The Company's primary sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While maturing investments and scheduled loan repayments are relatively predictable, deposit flows and loan prepayments are greatly influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The Bank generally manages the pricing of its deposits to be competitive and increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, supplement deposits with Federal Home Loan Bank of Chicago (FHLB) advances.

Federal regulations require the Bank to maintain minimum levels of liquid assets of 4% of the liquidity base. Savings associations have the option of calculating their liquidity requirements either on the basis of (i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter. If necessary, savings associations may be required to maintain liquidity in excess of the minimum requirement to insure safe and sound operations. At June 30, 2000, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 17.30%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $4.9 million for the nine months ended June 30, 2000. The Company used $14.1 million in investing activities for the nine-month period ended June 30, 2000. Loan originations, net of loan repayments received totaling $14.3 million, accounts for the period s cash usage. Net cash provided by financing activities amounted to $11.2 million for the nine months ended June 30, 2000. The Company increased its deposits by $38.1 million during the nine-month period. Growth in deposits during the period enabled the Bank to reduce borrowed funds by $20.6 million. Financing activities also included $3.4 million to repurchase the Company s common stock.

At June 30, 2000, the Bank had outstanding commitments to originate loans of $6.6 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 2000 totaled $184.0 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of June 30, 2000, the Company and the Bank met the capital adequacy requirements to which they are subject. The Bank's Tangible Equity ratio at June 30, 2000 was 7.17%. The Tier 1 Capital ratio was 7.17%, the Tier 1 Risk-Based ratio was 14.89%, and the Total Risk-Based Capital ratio was 15.17%.

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


CHANGES IN FINANCIAL CONDITION

Total assets at June 30, 2000 were $612.6 million, compared to $599.3 million at September 30, 1999. Loans receivable, net of allowance for loan losses, grew $14.4 million. The Company continues to offer various loan products, and prices them competitively. The Company's total loan originations for the nine months ended June 30, 2000 were $77.3 million. Of the $70.7 million of first mortgage loan originations, 90.3% were higher yielding, specialized products, while consumer loans made up $6.6 million of originations.

Deposits grew 10.7% to $395.1 million at June 30, 2000, from $357.0 million at September 30, 1999. The deposit growth allowed the Bank to pay down FHLB advances by $20.6 million. During the quarter, $90.0 million of FHLB advances were called and $75 million of the advances were replaced with longer, fixed term advances to lessen the Bank s interest rate risk sensitivity. The renewed advances have an average maturity of 18 months, and a weighted average cost of 7.23%.

Book value per share on June 30, 2000 was $19.97, compared with $19.03 at September 30, 1999. The increase was the result of the Company s earnings and reduced number of outstanding shares, a result of the ongoing stock repurchase plan.


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

ASSET QUALITY

As of June 30, 2000, the Company had non-performing assets of $587,000. The Bank's non-performing assets at June 30, 2000 included one multi-unit building, five single-family residences and one consumer loan. There were no assets classified as doubtful.

The Company s ratio of non-performing loans to net loans receivable remains below industry standards at 0.10 %. The consistently below average ratios are a result of management's ongoing monitoring and follow-up procedures of delinquent customers. A review of the foreclosed residential properties has established that no specific allowances were necessary, and management does not expect any material losses from the non-performing loans.


STOCK REPURCHASE

The Company announced its 10th stock repurchase program on October 19, 1999 for 110,000 shares and expanded it to 220,000 on January 26, 2000. Through June 30, 2000, 191,200 shares had been repurchased at an average price of $17.66 per share. As of July 17, 2000, the Company could repurchase up to an additional 28,800 shares in connection with this program. The Company views stock repurchases as part of an ongoing strategy to build value for stockholders.

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


                                     Three Months Ended June 30,               Nine Months Ended
                                    2000                       1999                June 30,2000
                          ------------------------   -----------------------  ----------------------
                                    Inter- Average           Inter- Average           Inter- Average
                          Average    est    Yield    Average   est   Yield   Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   -----------------------  ----------------------
 Interest-earning assets:
 Loans receivable, net      $515,690  9,645   7.48%    470,972  8,590  7.30%    509,736  28,384  7.42%
 Mortgage-backed securities    3,241     57   7.03%      5,725     90  6.29%      3,347     184  7.33%
 Interest-earning deposits     1,129     12   4.25%        791      9  4.55%        923      30  4.33%
 Investment securities and
   federal funds sold         74,440  1,306   7.02%     76,438  1,285  6.72%     74,643   3,926  7.01%
                             -------  -----   -----     ------  -----  -----    -------   -----  -----
Total interest-earning
 assets                      594,500 11,020   7.41%    553,926  9,974  7.20%    588,649  32,524  7.37%
Non-interest earning
 assets                       11,968                    13,187                   11,435
                             -------                    ------                  -------
Total assets                $606,468                   567,113                  600,084
                             =======                   =======                  =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts     139,551  1,294   3.71%    148,170  1,324  3.57%    139,621   3,799  3.63%
 Money market account         13,862    131   3.78%     17,784    169  3.80%     14,776     422  3.81%
 Certificate accounts        217,643  3,232   5.94%    172,662  2,239  5.19%    205,224   8,733  5.67%
                             -------  -----   -----    -------  -----  -----    -------   -----  -----
Total deposits               371,056  4,657   5.02%    338,616  3,732  4.41%    359,621  12,954  4.80%

Borrowed funds               177,603  2,775   6.25%    166,741  2,254  5.41%    182,155   8,077  5.91%
                             -------  -----   -----    -------  -----  -----    -------   -----  -----
Total interest-bearing
 liabilities                 548,659  7,432   5.42%    505,357  5,986  4.74%    541,776  21,031  5.18%
Non-interest bearing
 deposits                      6,763                     8,022                    6,268
Other liabilities              9,756                    10,964                   10,175
                             -------                   -------                  -------
Total liabilities            565,178                   524,343                  558,219

Stockholders' equity          41,290                    42,770                   41,865
                             -------                   -------                  -------

Total liabilities and
 stockholders' equity       $606,468                   567,113                  600,084
                             =======                   =======                  =======
Net interest
 income/interest rate
 spread (1)                           3,588   1.99%             3,988  2.46%             11,493  2.19%

Net earning assets/net
 interest margin (2)        $ 45,841          2.41%     48,569         2.88%     46,873          2.60%

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

GENERAL. Net income for the three months ended June 30, 2000 was $1.0 million, a decrease of $104,000 from the net income of $1.1 million for the three months ended June 30, 1999. The slight decrease was attributable to a decrease in net interest income, which was only partially offset by increases in non-interest income and decreases in non-interest expense.

INTEREST INCOME. Interest income increased 10.5% from $10.0 million for the three months ended June 30, 1999 to $11.0 million for the same period in fiscal 2000. Interest income generated from loans receivable increased 12.3%, mounting to $9.6 million for the three-month period. The Company continued to grow its loan portfolio, increasing the average loans outstanding 9.5%, or $44.7 million, to $515.7 million for the quarter ended June 30, 2000. In addition to increased volume, the Company was able to close higher yielding loans, thus increasing the average yield on loans 18 basis points. The increase in loan nterest income was a result of higher loan volumes combined with the increased yield.

INTEREST EXPENSE. Interest expense for the quarter increased $1.4 million, from $6.0 million the previous year to $7.4 million. This was primarily a result of the Federal Reserve raising rates. The Company s cost of funds increased 68 basis points for the three-month period ended June 30, 2000 as compared to the same period in 1999. The Company experienced deposit growth throughout the past year, especially in the certificates of deposits category. Average certificates outstanding increased $45 million for the three month period June 30, 2000, compared to the same three months in 1999. The increased volume along with an increase of 61 basis points in the weighted average cost accounted for the increased deposit interest expense of $925,000, bringing interest expense on deposits to $4.7 million for the quarter ended June 30, 2000. During the quarter, $90 million in FHLB advances were called. The Company, concentrating on its interest rate risk sensitivity, renewed $75 million of these advances in longer term-fixed rate instruments. The quarter-to-quarter comparison of average borrowings shows an increase of $10.9 million, to $177.6 million from $166.7 million for the three month period ended June 30, 1999. The weighted average cost of the borrowings also increased 84 basis points, causing the related interest expense to increase $521,000 to $2.8 million, from $2.3 million for the same period one year ago.

PROVISION FOR LOAN LOSSES. The Company recorded provisions for loan losses in both the fiscal 2000 and 1999 third quarters of $55,000. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of June 30, 2000, the general cumulative allowance for loan losses was $845,000. The quality of the loan portfolio remains good, with a ratio of 0.10% total non-performing loans to total loans. The ratio of the allowance for loan losses to net loans receivable was 0.16% at June 30, 2000.

NON-INTEREST INCOME. The Bank s subsidiary activities continued to generate insurance and annuity commissions. Fees and commissions also increased from quarter to quarter, $40,000, or 44.4% to $130,000 for the three-month period ended June 30, 2000 compared to $90,000 in 1999. Non-interest income increased 15.3% to $415,000 for the third quarter of fiscal 2000.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended decreased slightly to $2.4 million for the three-month period ended June 30, 2000, compared to $2.5 million in 1999. Increases in the Company's data processing and advertising expenses were offset by the decrease in salaries and related employee benefits.

INCOME TAXES. Income taxes decreased $80,000 for the three months ended June 30, 2000 to $586,000 compared to $666,000 for the prior year due to decreased taxable income.



COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

GENERAL. Net income for the nine months ended June 30, 2000 increased 8.4% to $3.3 million compared to the nine months ended June 30, 1999. Increased non-interest income and reduced non-interest expenses contributed to the increase in earnings for the nine-month period, as net interest income remained stable.

INTEREST INCOME. Interest income increased 13.1% to $32.5 million for the nine months ended June 30, 2000, compared to $28.8 million for the nine months ended June 30, 1999. The largest contributor to interest income was loans receivable, which showed a 15.2% increase in the nine-month period ending June 30, 2000 compared to the same period a year ago. Interest generated from loans receivable totaled $28.4 million, up from $24.6 million the previous year. This increase was the combined result of a 14.0% increase in average loans receivable and an increase of 7 basis points in the average yield on the loan portfolio. The average loans outstanding increased to $509.7 million from $447.1 million for the nine months ended June 30, 1999. As the Company grew the loan base, it also was successful in increasing the average yield.

INTEREST EXPENSE. Gross interest expense increased $3.7 million to $21.0 million for the nine month period ended June 30, 2000 from $17.3 million reported for the same period one year prior. Deposits continued to grow with average interest-bearing deposits increasing $28.4 million, or 8.6%, to $359.6 million for the nine-month period in 2000 compared to $331.3 million in 1999. The weighted average cost of deposits increased 28 basis points due to the shift in the composition of the deposit base. The shift consisted of a decrease in transaction accounts offset by an increase in certificates of deposits. Average borrowed funds increased $32.7 million to $182.2 million for the nine-month period ended June 30, 2000. The weighted average cost of borrowed funds also increased. For the nine-month period ended June 30, 2000 the cost was 5.91%, up 48 basis points from the same period one year ago.

PROVISION FOR LOAN LOSSES. The Company recorded $110,000 in provisions for loan losses during the first nine months of fiscal 2000, compared to a $95,000 provision in the first three-quarters of 1999. The adequacy of the loan loss provision is analyzed on a monthly basis. Management considers the changes in the type and volume of the loan portfolio, the specific delinquent loans, the historical loss experience, and the current economic trends, as well as loan growth and other factors deemed appropriate when evaluating the allowance for loan losses. The ratio of non-performing loans to total loans receivable, net was 0.10%.

NON-INTEREST INCOME. Non-interest income increased 37.3%, or $313,000 to $1.2 million for the nine months ended June 30, 2000 from $839,000 for the same period in 1999. Included in non-interest income are commissions from sales of annuity and mutual fund investments that are not FDIC insured, made through INVEST Financial Corporation. The growth noted in fee income was largely due to the expansion of the product line to meet the needs of our customer base, and greater productivity from the licensed sales team.

NON-INTEREST EXPENSE. Non-interest expense declined slightly for the nine-month period ended June 30, 2000 to $7.3 million, compared to $7.4 million in 1999. Tightly controlled operating expenses contributed to the net decrease of $86,000. The Company s efficiency improved for the first nine months, with the ratio of operating expenses to average assets falling to 1.62% from 1.81% in the prior year.

INCOME TAXES.  Income taxes increased $160,000 for the nine-months ended
June 30, 2000 to $2.0 million compared to $1.8 million for the prior year due to increased taxable income.



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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's most recent interest rate sensitivity of NPV, as of March 31, 2000.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          16,387     (42,483)    (72)%           2.87%        - 663 bp
 + 200 bp          30,719     (28,151)    (48)%           5.23%        - 427 bp
 + 100 bp          45,016     (13,854)    (24)%           7.46%        - 204 bp
     0 bp          58,870                                 9.50%
 - 100 bp          70,390      11,520      20 %          11.11%        + 161 bp
 - 200 bp          78,242      19,372      33 %          12.16%        + 266 bp
 - 300 bp          87,737      28,867      49 %          13.39%        + 389 bp
-------------------------------------------------------------------------------



RECENT REGULATORY DEVELOPMENTS

The Gramm-Leach-Bliley Act (the  Act ), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the  Federal Reserve ), in consultation with the
Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through  financial subsidiaries,  in certain activity that is permissible for financial holding companies (as described above)
and certain activity that the Secretary of the Treasury, in consultation with the
Federal Reserve, determines is financial in nature or incidental to any such financial activity.


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

Various bank regulatory agencies have begun issuing regulations as mandated by the
Act.  During June, 2000, all of the federal bank regulatory agencies jointly
issued regulations implementing the privacy provisions of the Act.   In addition,
the Federal Reserve issued interim regulations listing the financial activities permissible for financial holding companies and describing the extent to which financial holding companies may engage in securities and merchant banking activities.  At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company.







































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

ITEM 5.    OTHER INFORMATION
           None

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


                                 Fidelity Bancorp, Inc.



Dated:      July 20, 2000                /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer




Dated:      July 20, 2000                /s/  ELIZABETH A. DOOLAN
                                         -----------------------------
                                         Elizabeth A. DOOLAN
                                         V. P. and Chief Financial Officer
