Form 10-K
period 2000-09-30
FIDELITY BANCORP INC /DE/
filed 2000-12-20
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-K

                Annual Report Pursuant to Section 13 of the
                      Securities Exchange Act of 1934

                For the fiscal year ended September 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $33,249,316 and is based upon the last sales price as quoted on Nasdaq Stock Market for December 1, 2000.

The number of shares of Common Stock outstanding as of December 1, 2000:
2,017,285


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001 are incorporated by reference into Part III hereof.
===============================================================================

ITEM 1.   BUSINESS

GENERAL

On December 3, 1993, Fidelity Bancorp, Inc., a Delaware corporation (the "Company") completed its public offering of its common stock and became the holding company for Fidelity Federal Savings Bank, (the "Bank") as part of the Bank's conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. The Company issued and sold 3,782,350 shares of common stock at $10.00 per share, thereby completing the conversion. Primarily as a result of stock repurchase programs, outstanding shares of common stock at September 30, 2000 totalled 2,025,085. The Company's common stock is listed on the Nasdaq National Market and trades under the symbol "FBCI".

Originally organized in 1906, the Bank conducts its business through its main office and four full-service branch offices, located in Chicago, Franklin Park, and Schaumburg, Illinois. The Bank's results of operations are dependent on net interest income which is the difference between interest earned on its loan and investment portfolios, and its cost of funds, consisting of interest paid on deposits and Federal Home Loan Bank ("FHLB") advances. In addition to traditional mortgage loans, consumer loans, and retail banking products, the Bank generates non-interest income such as transactional fees, and fees and commissions from its full-service securities brokerage services offered through INVEST Financial Corporation ("INVEST") as well as insurance and annuity products. The brokerage services, as well as the insurance and annuity products, are offered through Fidelity Corporation, the Company's wholly owned subsidiary. The Bank's operating expenses primarily consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

As a federally chartered savings bank, the Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is a member of the FHLB of Chicago, which is one of the twelve regional banks for federally insured savings institutions comprising the FHLB system. The Bank is regulated by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters.

The Company's executive offices are located at 5455 West Belmont Avenue, Chicago, Illinois 60641. The telephone number is (773) 736-3000.


Market Area

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

COMPETITION

The bank is faced with increasing competition in attracting retail customer business, including deposit accounts and loan originations. The Chicago metropolitan area is a highly competitive market. Competition or deposits comes primarily from savings institutions, commercial banks, money market mutual funds, and insurance companies (primarily in the form of annuity products). Factors affecting the attraction of customers includes interest rates offered, convenience of branch locations, ease of business transactions, and office hours. Competition for loan products comes primarily from other mortgage brokers, savings institutions, commercial banks and mortgage banking companies. Factors affecting business include interest rates, terms, fees, and customer service.

REGULATORY ENVIRONMENT

The Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. The regulation and supervision of the Bank establishes a comprehensive framework of approved activities in which the Bank can engage and is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in regulation, whether by the OTS, the FDIC or Congress, could have a material impact on the Bank and its operations. See "Supervision and Regulation" for more information.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, implementation of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 2.   PROPERTIES

The Bank conducts its business through five full-service offices. All offices have ATM facilities. All offices, except for the Franklin Park branch, have drive-through facilities. During fiscal 2000, the Company's wholly owned subsidiary, Fidelity Corporation, opened a satellite office to sell insurance and non FDIC investments through INVEST Financial Corporation. Management believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. Certain information concerning the offices of the Company and the Bank is set forth below.

                                                                Net Book Value
                                          Original Date         of Property or          Leased
                                             Leased or      Leasehold Improvements        or
             Location                        Acquired        at September 30, 2000      Owned
                                                                (In thousands)
EXECUTIVE AND HOME OFFICE:                 Various dates
  5455 W. Belmont Ave.                     commencing in
  Chicago, IL  60641                           1955               $ 1,043              Owned

BRANCHES:
  Higgins Branch
    6360 W. Higgins Road
    Chicago, IL  60630                         1984                   496              Owned
  Franklin Park Branch
    10227 W. Grand Ave.
    Franklin Park, IL  60131                   1980                    42              Leased
  Schaumburg Branch
    2425 West Schaumburg Rd
    Schaumburg, IL 60194                       1995                   913              Leased
  Harlem Avenue Branch
    3940 North Harlem Ave.
    Chicago, IL  60634                         1995                   398              Owned
FIDELITY CORPORATION
    4902 West Irving Park Road
    Chicago, IL  60641                         2000                     7              Leased
                                                                  -------

                                                                  $ 2,899
                                                                  =======


ITEM 3.   LEGAL PROCEEDINGS

As of September 30, 2000, neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business. Such proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "FBCI". As of December 1, 2000 the Company had approximately 460 stockholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as reported on the Nasdaq Stock Market and does not necessarily reflect retail markups, markdowns, or commissions:

                                       2000                    1999
                                  High        Low         High       Low

First Quarter                    18          16          25          15 1/4
Second Quarter                   18 1/4      16 3/8      25 1/8      22
Third Quarter                    18          17 1/4      23 7/8      20 1/4
Fourth Quarter                   17 3/4      17          22          15

The Company announced its tenth stock repurchase program on October 19, 1999 for 110,000 shares and expanded it to 220,000 shares on January 26, 2000. As of December 1, 2000, the Company had purchased 200,200 shares of the approved 220,000, at an average cost of $17.684 per share. The Company believes such repurchases increase the long-term potential return to stockholders. The price, timing of purchases and actual number of shares repurchased in the future will be based on the impact to stockholder value.

The Board of Directors declared per share dividends aggregating $0.47 and $0.43 during fiscal 2000 and 1999, respectively. In addition, the Board of Directors declared a regular quarterly dividend of $0.12 per share, payable on November 15, 2000 to stockholders of record as of October 31, 2000.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following table sets forth certain financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                                     At and For the Years Ended September 30,
                                     2000     1999     1998    1997     1996
                                  (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest income                   $ 43,851   39,294   36,127   35,915   31,554
Interest expense                    29,112   23,762   21,836   21,470   18,129
                                    ------   ------  ------   ------   ------
Net interest income before
  provision for loan losses         14,739   15,532   14,291   14,445   13,425
Provision for loan losses              180      165      181       64      410
                                    ------   ------  ------   ------   ------
Net interest income after
  provision for loan losses         14,559   15,367   14,110   14,381   13,015
Non-interest income:
  Gain on sale of investment
    securities available for sale               -         -       -       -
  Fees and commissions                 452      374      332      341      379
  Insurance and annuity commissions  1,063      721      717      700      519
  Other                                 53       51       58       62       59
                                    ------   ------  ------   ------   ------
Total non-interest income            1,568    1,146    1,107    1,103      957
Non-interest expense                 9,320    9,840    9,218   12,266   10,595
                                    ------   ------  ------   ------   ------
Income before income taxes           6,807    6,673    5,999    3,218    3,377
Income tax expense                   2,565    2,543    2,219    2,293    1,235
                                    ------   ------  ------   ------   ------

Net income                         $ 4,242    4,130    3,780      925    2,142
                                    ======   ======  ======   ======   ======

SELECTED FINANCIAL CONDITION DATA:
Total assets                     $ 637,031  599,281  513,563  495,634  475,862
Loans receivable, net              533,999  507,557  425,608  388,262  354,255
Mortgage-backed securities
  held to maturity, net              3,179    3,585   11,177   16,875   21,673
Investment securities
  available for sale                74,366   66,070   58,979   70,297   78,104
Deposits                           381,433  357,016  330,670  323,443  302,934
Borrowed funds                     205,150  186,250  121,400  113,400  115,300
Stockholders' equity                42,803   42,021   48,597   49,617   48,828

September 30,                                2000     1999     1998     1997     1996
SELECTED FINANCIAL RATIOS AND OTHER DATA:

Return on average assets                      0.70%   0.74%    0.76%    0.19%    0.50%
Return on average stockholders' equity       10.17    9.42     7.30     1.82     4.08
Average stockholders' equity to
  average assets                              6.90    7.89    10.46    10.40    12.27
Stockholders' equity to total assets          6.72    7.01     9.46    10.01    10.26
Non interest expense to average assets        1.54    1.77     1.87     1.91     2.48
Interest rate spread during period            2.06    2.43     2.38     2.45     2.57
Net interest margin                           2.49    2.87     2.98     3.03     3.23

ASSET QUALITY RATIOS:
Non-performing loans to loans
  receivable, net                             0.07    0.07     0.20     0.47     0.87
Non-performing assets to total assets         0.06    0.06     0.19     0.41     0.67
Net charge-offs to average loans                -    (0.05)    0.01     0.11     0.01
Allowance for loan losses to total loans      0.18    0.15     0.14     0.12     0.23
Allowance for loan losses to
  non-performing loans                      250.66  227.41    71.12    25.44    26.25

REGULATORY CAPITAL RATIOS:
Tangible                                      6.95    6.89     8.91     8.59     8.04
Core                                          6.95    6.89     8.91     8.59     8.04
Risk-based                                   14.55   14.71    18.99    18.37    16.89

OTHER DATA:
Loan originations (dollars in thousands)  $110,184 196,859  142,788   97,774  139,589
Number of deposit accounts                  25,356  24,524   21,193   24,984   24,553
Book value per share outstanding          $  21.14   19.03    18.76    17.75    17.04
Earnings per share - diluted              $   1.96    1.76     1.33     0.32     0.72


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

GENERAL. Net income for the Company was $4.2 million, or $1.96 per diluted share ($2.04 per basic share) for the year ended September 30, 2000, an increase of 2.7% over the prior year. Diluted earnings per share increased by 11.4% over the $1.76 recorded in fiscal 1999 as a result of our continuing stock repurchase program. Net income increased as a result of increased non-interest income and lower non-interest expense.

NET INTEREST INCOME.    The Bank's core earnings, net interest income, are the
primary source of earnings for the Company. Net interest income consists of interest income on loans, mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income for the year was $14.7 million, compared to $15.5 million in fiscal 1999. The Company's average interest-earning assets increased to $592.8 million for the year ended September 30, 2000 from $542.0 million for the year ended September 30, 1999, an increase of $50.9 million, or 9.4%, while the Company's net interest margin declined to 2.49%for the year ended September 30, 2000, compared to 2.87% one year ago. The decrease in the net interest margin was primarily due to the impact of the flat to inverted yield curve witnessed over the past twelve months, increased competition for savings deposits, and wider than normal borrowing spreads. This interest rate environment was reflected in the 52 basis point increase in interest-bearing liabilities offset only partially by the 15 basis point increase in the yield on average interest-earning assets.

Interest income for the year ended September 30, 2000 totaled $43.9 million, an increase of $4.6 million from the year ended September 30, 1999. The increase in interest income was due to a combination of both a 9.4% increase in interest-earning assets combined with an increase in the yield. Interest income on mortgage loans, the largest component of interest-earning assets, increased $4.5 million from the prior year to $38.3 million. The average mortgage loan portfolio when comparing year to year increased $53.6 million. The increase that can be attributed to rate has been affected by the trend in loan originations away from fixed-rate products toward adjustable rate mortgages in the rising rate environment over the past year. Interest income on investment securities increased $285,000, or 5.8% to $5.2 million for the year ended September 30, 2000 compared to $5.0 million for the year prior.

Interest expense for the year totaled $29.1 million, an increase of $5.4 million from the prior year. The increase in interest expense was impacted by the increase in the average cost of interest-bearing liabilities to 5.34% from 4.82%. Interest expense on deposit accounts increased $2.9 million to $18.0 million for the year. Average interest-bearing deposits increased $30.3 million to $364.8 million for the year ended September 30, 2000. Increases in short term U.S. Treasury rates and increased competition for deposits required payment of higher deposit rates to attract and retain deposits. The average cost of deposits for the year was 4.93%, an increase from the average cost of 4.51% for fiscal 1999.

For the year ended September 30, 2000, the Company recorded interest expense on borrowed funds of $11.1 million on an average balance of $180.7 million at an average cost of 6.16%. This compares to interest expense of $8.7 million on an average balance of $158.5 million at an average cost of 5.48% for the year ended 1999. The increase in the average balance was primarily due to funding loan originations, while the increase in the average rate was due to the replacement of called advances at higher interest rates. Additional net proceeds from the Federal Home Loan Bank of Chicago ("FHLB") borrowings for the year ended September 30, 2000 totaled $15.0 million.

PROVISION FOR LOAN LOSSES. Based on management's evaluation of the loan portfolio, a provision for loan losses of $180,000 was recorded during the year ended September 30, 2000. The provision for loan losses was $165,000 for fiscal 1999. At both September 30, 2000 and 1999, the ratio of non-performing loans to total loans was 0.07%. The allowance for loan losses represented 0.18% of total loans receivable at September 30, 2000 compared to 0.15% one year ago. Management reviews the provision for loan losses quarterly to provide coverage for possible future losses. The Company evaluates its loan portfolio quarterly in conjunction with a number of factors, including the current level of non-performing loans and general economic conditions. Based on management's evaluation of the loan portfolio, past loan loss experience, and known and inherent risks in the portfolio, management believes that the allowance is adequate, although there can be no assurances that losses will not exceed estimated amounts.

NON-INTEREST INCOME. Total non-interest income for the year ended September 30, 2000 was $1.6 million, a $422,000 increase, or 36.8%, over 1999 results. Annuity and insurance product sales remain the primary source of non-interest income. Through its relationship with INVEST, the Bank offers non-traditional investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue from insurance and annuity sales increased $342,000 to $1.1 million, from $721,000 for the year ended September 30, 1999. The increase was due to a rise in sales of mutual funds and other non-traditional products, a dedicated sales force, and an expanded product line.

NON-INTEREST EXPENSE. Total non-interest expense for the year ended September 30, 2000 was $ 9.3 million, a decrease of $520,000 from the prior year. Management continues to control expenses and this was evidenced in the improved operating expense to average assets ratio of 1.54% for fiscal 2000, compared to 1.77% for fiscal 1999.

Salaries and benefits, the largest portion of non-interest expenses, decreased $453,000 to $5.3 million for fiscal 2000 from $5.8 million for fiscal year 1999. The decline was primarily due to decreased ESOP expense. ESOP expense of $415,300 was $485,000 lower than the 1999 expense of $900,200, primarily due to a lower market adjustment of $182,000 in fiscal 2000 compared to $502,000 in fiscal 1999.

Advertising and promotion expense increased $155,000 to $554,000 for the year ended September 30, 2000. The increase was due to increased deposit and equity line of credit advertising campaigns in addition to expenses related to the launch of the Bank's website during the 2000 fiscal year.

Other non-interest expenses decreased $174,000 to $1.4 million for the year ended September 30, 2000 compared to the prior year. Included in this decrease was a reduction in federal deposit insurance premium expense resulting from a scheduled decrease in insurance rates effective January 1, 2000.

INCOME TAX EXPENSE. The Company recorded a provision for income taxes of $2.6 million for the year ended September 30, 2000, or an effective tax rate of 37.7%, compared to $2.5 million for the year ended September 30, 1999, or an effective tax rate of 38.0%.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

GENERAL. For the year ended September 30, 1999, earnings per diluted share were up $0.43 per share, or 32.3%, from $1.33 in 1998 to $1.76 in 1999. Net income increased 9.3%, from $3.8 million in 1998 to $4.1 million in 1999. Earnings per share and net income increased as the result of increased interest income, which resulted primarily from a greater volume of loans receivable.

NET INTEREST INCOME. Net interest income in fiscal 1999 showed an 8.7% increase over the prior year. Fiscal 1999 net interest income amounted to $15.5 million, compared to $14.3 million the prior year. The Company had a 12.7% increase in average interest earning assets and a 15.9% increase in average interest bearing liabilities. Net interest margin declined 11 basis points from 2.98% to 2.87% in 1999. The Company's net interest spread increased 5 basis points during the year.

Interest income increased 8.8% from year to year. Fiscal 1999 interest income totalled $39.3 million, an increase of $3.2 million over fiscal 1998's income of $36.1 million. Interest income generated from loan volume showed an 11.8% increase to $33.8 million in 1999, compared to $30.2 million in 1998. The 15.9% increase in the average loans receivable more than compensated for the 27 basis point decrease in the weighted average loan yields. Investment portfolio purchases have increased the average portfolio by $5.6 million and this increase contributed to the 4.0% increase in interest income. Investment securities interest income increased $192,000 from $4.8 million in 1998 to $
5.0 million in 1999.

Total interest expense increased $1.9 million, from $21.8 million in 1998 to $23.8 million in fiscal 1999. Throughout the year, some maturing certificates of deposit with higher interest rates were replaced with lower yielding transactions accounts, thus the overall weighted average interest cost on deposits decreased 43 basis points and the average deposit base increased $12.2 million, or 3.8%. Borrowed funds continued to be a reasonable choice for funding loan growth throughout the year, thus the $55.6 million increase in average borrowed funds. The weighted average cost decreased 25 basis points from 1998 to 1999, 5.73% to 5.48%, respectively. The Bank has continued to utilize the FHLB to secure advances at reasonable rates.

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

INCOME TAX EXPENSE. Income tax expense for the year ended September 30, 1999 was $2.5 million, or $324,000 more than that recorded in the prior year. The fiscal 1998 effective tax rate was 37.0%, compared to 38.1% for fiscal 1999. The slight increase in rate was due in part to the addition of some investment securities that are not exempt from state tax.

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

Years ended September 30                  2000 Compared to 1999         1999 Compared to 1998
                                       Increase (Decrease) Due to    Increase (Decrease) Due
to
                                       Volume     Rate      Total    Volume     Rate
Total
                                                     (in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net               $ 3,990     552      4,542       4,681   (1,125)
3,556
  Mortgage-backed securities             (286)     19       (267)      (502)     (10)
(512)
  Interest-earning deposits                (6)      1         (5)       (31)      (3)
(34)
  Investment securities and
    federal funds sold                     96     191        287        380     (223)
157)
                                       ------     ----     -----     ------    -----     -----
Total                                 $ 3,794     763      4,557      4,528   (1,361)    3,167
                                       ======     ====    ======     ======    =====    ======

INTEREST-BEARING LIABILITIES:
  Savings accounts                       (313)     19       (294)       795     (244)      551
  Money market accounts                  (116)    (14)      (130)       (21)     (48)
(69)
  Certificate accounts                  2,374     972      3,346       (486)    (862)
(1,348)
  Borrowed funds                        1,292   1,136      2,428      3,056     (264)    2,792
                                       ------     ----     -----     ------    -----     -----
Total                                 $ 3,237   2,113      5,350      3,344   (1,418)    1,926
                                       ------     ====    ======     ------    =====    ======
Net change in net interest income                        $  (793)                        1,241
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

For years ended September 30,                2000                         1999                         1998
                                                       Average                     Average
Average
                                      Average           Yield/    Average           Yield/    Average           Yield/
                                      Balance  Interest  Cost     Balance  Interest  Cost     Balance  Interest  Cost
                                                                (dollars in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net             $ 513,437   38,329   7.47%   $459,886   33,787   7.35%   $396,611   30,231   7.62%
  Mortgage-backed securities            3,307      239   7.23%      7,280      506   6.95%     14,503    1,018   7.02%
  Interest-earning deposits               734       41   5.59%        837       46   5.50%      1,401       80   5.71%
  Investment securities available
    for sale, and federal
    funds sold                         75,367    5,242   6.96%     73,950    4,955   6.70%     68,374    4,798   7.02%
                                      -------   ------   ----     -------   ------   ----    --------  -------   ----
Total interest-earning assets         592,845   43,851   7.40%    541,953   39,294   7.25%    480,889   36,127   7.51%

Non-interest earning assets            11,153                      13,993                      14,088
                                       ------                     -------                     -------
Total assets                        $ 603,998                     555,946                     494,977
                                      =======                     =======                     =======

INTEREST-BEARING LIABILITIES:
  Deposits:
    Passbook and NOW accounts         139,330    5,137   3.69%    147,820    5,431   3.67%.   126,431    4,880   3.86%
    Money market accounts              14,284      545   3.82%     17,324      675   3.90%     17,848      744   4.17%
    Certificate accounts              211,174   12,310   5.83%    169,337    8,964   5.29%    177,998   10,312   5.79%
                                      -------    -----   ----     -------   ------   ----    --------   ------   ----
  Total deposits                      364,788   17,992   4.93%    334,481   15,070   4.51%    322,277   15,936   4.94%

  Borrowed funds                      180,651   11,120   6.16%    158,523    8,692   5.48%    102,968    5,900   5.73%

                                      -------    -----   ----     -------   ------   ----    --------   ------   ----
Total interest-bearing liabilities    545,439   29,112   5.34%    493,004   23,762   4.82%    425,245   21,836   5.13%
Non-interest bearing deposits           6,452                       7,768                       6,002
Other liabilities                      10,402                      11,327                      11,506
                                       ------                     -------                     -------
Total liabilities                     562,293                     512,099                     442,753
Stockholders' equity                   41,705                      43,847                      52,224
                                       ------                     -------                     -------
Total liabilities and stockholders'
  equity                            $ 603,998                     555,946                     494,977
                                      =======                     =======                     =======

Net interest income/interest rate
  spread (1)                                    14,739   2.06%              15,532   2.43%              14,291   2.38%
                                                ======   ====               ======   ====               ======   ====

Net earning assets/net interest
  margin (2)                        $  47,406            2.49%     48,949            2.87%     55,644            2.98%
                                      =======            ====     =======            ====     =======            ====
Ratio of interest-earning assets to
  interest-bearing liabilities           1.09x                       1.10x                       1.13x
                                      =======                     =======                     =======

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest- bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

REVIEW OF FINANCIAL CONDITION

Total assets increased $37.8 million to $637.0 million at September 30, 2000, compared to $599.3 million at September 30, 1999. The increase was primarily due to an increase in loans receivable funded by borrowed funds. Loan originations for the current fiscal year were $110.2 million. The Company's third party originator (TPO) network continued to give the Company the ability to control overhead expenses without constraining the ability to grow loan volume.

Cash and due from banks, interest-earning deposits, and federal funds sold amounted to $6.2 million at September 30, 2000 as compared to $3.4 million a year earlier.

Investment securities classified as available for sale represent a secondary source of liquidity to the Company. The market value of these securities fluctuates with interest rate movements. Interest income of future periods may be impacted to the extent interest rates increase and these securities are not sold with the proceeds reinvested at the higher market rates. The decision whether to sell the available for sale securities or not, is based on a number of factors, including projected funding needs, reinvestment opportunities and the relative cost of alternative liquidity sources. Investment securities totalled $74.4 million at September 30, 2000. The portfolio increased $8.3 million or 12.6% during the year. No investments were sold during the fiscal year.

The Company's $534.0 million loan portfolio consists primarily of mortgage loans on residential real estate. Home equity lines of credit, commercial real estate and consumer loans represented $22.9 million of the loan portfolio.
The composition of the loan portfolio has been changing as a result of an emphasis on multi-family, home equity loans and more recently, commercial real estate in an attempt to improve the overall yield on loans. In addition to these product concentrations, loans were originated to applicants for which income verification was not required, and to a lesser extent, applicants with less than perfect credit and higher debt-to-income ratios than secondary market conforming standards (see "Lending Activities").

Deposits increased 6.8%, or $24.4 million to $381.4 million at September 30, 2000, compared to $357.0 million at September 30, 1999. Savings and transaction accounts at September 30, 2000 amounted to $162.9 million, compared to $166.5 million. Certificates of deposit increased throughout the year to $218.6 million at September 30, 2000, from $190.5 million at September 30, 1999. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas.

Borrowed funds increased $18.9 million, or 10.2%, to $205.2 million at September 30, 2000. The increase in loans receivable was funded primarily with FHLB of Chicago advances, which increased $15.1 million during the current year. Of the FHLB advances at September 30, 2000, $35.0 million of advances, with a weighted average term to maturity of 4.7 years, contain various call provisions, with a weighted average term to call of 0.7 years. The calls are most likely exercised by the issuer in a period of rising interest rates.

Advance payments by borrowers for real estate taxes was at a lower level due to Cook County real estate taxes being payable prior to September 30, 2000 compared to the first quarter of the new fiscal year at September 30, 1999.
The balance at September 30, 2000 was $2.2 million compared to $ 8.0 million at September 30, 1999.

Stockholders' equity of the Company grew to $42.8 million at September 30, 2000, compared to $42.0 million at September 30, 1999, an increase of $782,000. The net increase in stockholders' equity is primarily due to comprehensive income of $4.5 million, offset by the payment of cash dividends of $991,000 and the repurchase of $3.4 million of common stock (191,200 shares).


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits and borrowings, proceeds from principal and interest on loans and mortgage-backed securities. While maturities and scheduled amortization of loan and mortgage-backed securities are predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles and economic conditions. The Bank generally manages the pricing of its deposits to be competitive and increase core deposit relationships. The Bank utilizes particular sources of funds based on comparative costs and availability.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The minimum liquidity requirement is 4% of the liquidity base. Liquidity requirements are determined quarterly, and savings associations have the option of calculating their liquidity requirements either on the basis of
(i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter. Savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations. At September 30, 2000, the Bank was in compliance with Office of Thrift Supervision ( OTS ) liquidity requirements, with a liquidity ratio of 14.02%.

The Company's most liquid assets are cash and cash equivalents, which include federal funds and interest-bearing deposits. The level of these assets are dependent on the Company's operating, financing and lending, and investing activities during any given period. At September 30, 2000 and 1999, cash and cash equivalents totaled $6.2 million and $3.4 million, respectively.

Liquidity management for the Company is both a daily and long-term function. Excess funds are generally in federal funds. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances. The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $3.6 million for the year ended September 30, 2000. During the year, $33.9 million was used in investing activities, consisting primarily of loan originations, largely offset by principal collections on loans. Net cash provided by financing activities amounted to $33.2 million for the year ended September 30, 2000.

At September 30, 2000, the Company believed it had sufficient cash to fund its outstanding commitments, or would be able to obtain the necessary funds from outside sources to meet its cash needs.

LENDING ACTIVITIES

LOANS AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 2000, the gross loans receivable portfolio was $531.7 million, of which $390.5 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 53.6% were fixed-rate and 46.4% were adjustable-rate mortgage (ARM) loans. The Bank services a $3.7 million fixed-rate commercial loan for a golf course in a western Chicago suburb, having participated $1.89 million of the loan to another institution, resulting in a net loan of $1.85 million for the Bank. Through regular monthly payments, the Bank's outstanding portion at September 30, 2000 was $1.4 million. The remainder of the loan portfolio at September 30, 2000 consisted of $118.3 million of multi-family loans, $5.8 million in commercial real estate, and $17.1 million of consumer loans. Consumer loans consisted primarily of home equity and second mortgage loans.

During 1994, the Bank expanded its delivery system for mortgage loans to include TPOs, which are mortgage brokers that have agreed to originate loans for the Bank's portfolio. The loan department continues to seek and sign agreements with new TPOs. At September 30, 2000, the Bank had a network of 92 TPOs. The TPO program produced $90.0 million or 96.5% of the one- to four-family and multi-family mortgage loan originations in 2000.

In 1996, the Bank began offering certain residential loans without income verification. Verification that the applicant is employed is noted in the file and the amount listed on the application is used to determine the debt to income ratio. The maximum loan to value ratio is 95% for this program. The Bank also offers a similar program for people who typically are self-employed. The income used to qualify the loan is the amount stated on the loan application. The maximum loan amount allowed under this program is 95% of the property value. The Bank also grants loans to applicants with less than perfect credit and higher debt to income ratios than secondary market conforming standards. In all other respects the loans are originated in the same manner as a conventional loan. All loans have risk premium factored into the rate and additional valuation allowances are established when the loan is funded. It is the Bank's general policy to require private mortgage insurance
(PMI) on any conventional loan with a loan to value ratio greater than 80% for one- to four-family homes, townhouses, and condominium units. The Bank originated $69.1 million of these loans during fiscal 2000. At September 30, 2000, the portfolio included $167.0 million of these loans.

Loan origination standards of the Bank generally conform to the requirements for sale to the Federal Home Loan Mortgage Corporation (FHLMC). On occasion the Bank sells fixed-rate mortgage loans to the FHLMC. There were no sales during the years ended September 30, 2000 or 1999. At September 30, 2000, the unpaid balance of total mortgage loans sold to the FHLMC and serviced by the Bank was $4.4 million.

The Bank's investment policy permits the investment in mortgage-backed securities. The Bank purchases FHLMC Gold mortgage-backed securities to coincide with its ongoing asset/liability management objectives and to supplement its own loan origination program. The FHLMC mortgage-backed securities owned by the Bank are guaranteed by the FHLMC and are collateralized with generic pools of single family mortgages with a security coupon of 7.50%. With respect to prepayment risk, these securities are likely to exhibit substantially the same characteristics as the whole loans owned by the Bank. Prepayments are not expected to have a material effect on the yield or the recoverability of the carrying amounts of these securities. At September 30, 2000, total mortgage-backed securities aggregated $3.2 million, or 0.5% of total assets. The fair value of these securities was approximately $3.2 million at September 30, 2000.

Currently all loans originated or purchased by the Bank and mortgage-backed securities are held for investment.

The following table sets forth the composition of the loan portfolio and mortgage-backed securities held to maturity, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                        At September 30,
                                        2000                  1999                  1998
                                            Percent               Percent
Percent
                                   Amount   of Total    Amount   of Total     Amount   of
Total
                                                 (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 390,527    73.45%   $ 388,586    76.86      324,265
76.47%
  Multi-family                    118,309    22.25      100,412    19.86       83,084    19.59
  Commercial                        3,448     0.65        2,577      .51        3,295     0.78
  Construction                      2,304      .43          -        -            -        -
  Commercial leases                    -        -           -        -             30     0.01

                                  -------    -----      -------     ----       ------    -----
    Total mortgage loans          514,588    96.78      491,575    97.23      410,674    96.85

Consumer loans                     17,101     3.22       14,016     2.77       13,358     3.15
                                  -------   ------      -------   ------      ------    ------
  Gross loans receivable          531,689   100.00%     505,591   100.00%     424,032
100.00%
                                            ======                ======                ======
Less:
  Loans in process                     26                    16                     1
  Unearned discounts and
    deferred loan costs            (3,286)               (2,762)               (2,168)
  Allowance for loan losses           950                   780                   591
                                  -------               -------               -------
Loans receivable, net           $ 533,999               507,557               425,608
                                  =======               =======               =======

Mortgage-backed
  securities - FHLMC             $  3,181   100.00%       3,587   100.00%      11,177
100.00%
                                            ======                ======                ======
Net premiums                           (2)                   (2)                  -
                                  -------               -------                ------
  Mortgage-backed
    securities, net             $   3,179              $  3,585             $  11,177
                                  =======               =======               =======

<CAPTIONS>
                                              At September 30,
                                        1997                  1996
                                            Percent               Percent
                                   Amount   of Total    Amount   of Total
                                          (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 304,950    78.83%     277,086    78.34%
  Multi-family                     64,450    16.66       55,341    15.65
  Commercial                        2,894      .75        5,656     1.60
  Commercial leases                   408      .10        2,032     0.57
                                  -------    -----      -------     ----
    Total mortgage loans          372,702    96.34      340,115    96.16

Consumer loans                     14,152     3.66       13,585     3.84
                                  -------    -----      -------     ----
  Gross loans receivable          386,854   100.00%     353,700   100.00%
                                            ======                ======
Less:
  Loans in process                                            3
  Unearned discounts and
    deferred loan fees             (1,868)               (1,368)
  Allowance for loan losses           460                   810
                                  -------               -------
  Loans receivable, net         $ 388,262               354,255
                                  =======               =======

Mortgage-backed
  securities - FHLMC            $  16,866  100.00%     $ 21,647   100.00%
                                           ======                 ======
Net premiums                            9                    26
                                  -------               -------
  Mortgage-backed
  securities, net               $  16,875              $ 21,673
                                  =======               =======

The following table sets forth the Bank's loan originations, purchases of loans, commercial leases, and mortgage-backed securities held to maturity, sales and principal repayments for the periods indicated:

                                                                 Years Ended September 30,
                                                             2000        1999           1998
                                                                  (in thousands)
Mortgage Loans (gross):
  At beginning of period                                  $ 491,575      410,674      372,702
  Mortgage loans originated:
    One- to four- family                                     67,095      157,429      107,575
    Multi-family                                             26,158       29,224       26,719
    Commercial                                                8,350        2,216        2,494
                                                            -------      -------      -------
  Total mortgage loans originated                           101,603      188,869      136,788


  Transfer to foreclosed real estate and net charge-offs         73         (262)        (634)
  Principal repayments of loans receivable                  (78,517)    (107,676)    (100,182)
  Principal repayments of commercial leases                     -            (30)        (378)
  Purchase of loans receivable                                  -            -          2,378

                                                            -------      -------      -------
  At end of period                                       $  514,588      491,575      410,674
                                                            -------      -------      -------

Consumer loans (gross):
  At beginning of period                                 $   14,016       13,358       14,152
  Consumer loans originated                                   8,581        7,990        6,000
  Principal repayments                                       (5,496)      (7,332)      (6,794)
                                                            -------       ------       ------
  At end of period                                           17,101       14,016       13,358
                                                            -------       ------       ------
Total loans (gross)                                       $ 531,689      505,591      424,032
                                                            =======      =======      =======

Mortgage-backed securities held to maturity:
  At beginning of period                                  $   3,585       11,177       16,866
  Amortization and principal repayments                        (684)      (7,592)      (5,689)
  Purchase of mortgage-backed securities                        278         -             -
                                                           -------        ------       ------

  At end of period                                        $   3,179        3,585       11,177
                                                           =======       =======      =======




















LOANS AND MORTGAGE-BACKED SECURITIES MATURITY AND REPRICING.   The following
table shows the maturity or period to repricing of the loans and mortgage-
backed securities held to maturity portfolios at September 30, 2000.  The table does not include prepayments or scheduled principal amortization.  Principal repayments and prepayments on loans and mortgage-backed securities held to maturity totalled $84.7 million, $122.6 million, and $113.0 million for the years ended September 30, 2000, 1999 and 1998, respectively.

                                                     At September 30, 2000
                             Fixed Rate        Adjustable Rate    Other Loans             Totals
                                                                                            Mortgage-
                                                                  Con-             Total    Backed
                           One-to-            One-to-          struction           Loans    Securities
                           Four     Multi-    four      Multi-    and              Receiv-  Held to
                           Family   Family    Family    Family Commercial Consumer  able    Maturity    Total
                                                          (in thousands)
AMOUNTS DUE:
Within one year        $   24,420   1,357     56,258    31,415     457     6,870   120,777      529    121,306
After one year:
One to three years         42,244   2,228     73,620    55,063   3,204     6,236   182,595      900    183,495
Three to five years        34,796   1,333     51,305    24,727   1,468     2,437   116,066      721    116,787
Five to 10 years           61,168   2,077        -         -        -      1,401    64,646      982     65,628
10 to 20 years             36,338     732        -         -        -        157    37,227       47     37,274
Over 20 years              10,378     -          -         -        -         -     10,378      -       10,378
                          -------   -----    -------    ------   -----     -----   -------  -------   --------
Total due after
  one year                184,924   6,872    124,925    78,665   5,295    10,231   410,912    2,650    413,562

Total amounts due       $ 209,344   8,229    181,183   110,080   5,752    17,101   531,689    3,179    534,868

Less:
  Loans in process                                                                      26      -           26
  Unearned discounts,
    premiums and deferred
    loan costs, net                                                                 (3,286)     -       (3,286)
  Allowance for possible loan losses                                                   950      -          950
                                                                                    ------   ------     ------
Loan receivable and mortgage-
  backed securities held to
  maturity, net                                                                  $ 533,999       3,179    537,178
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

The Bank generally makes first mortgage loans secured by one- to four-family, owner-occupied residential real estate in amounts up to 97% of the lower of the purchase price or the appraised value. The Bank also originates first mortgage loans secured by one- to four-family residential investment (i.e., other than owner occupied) properties in amounts up to 95% of the appraised value of the property. It is the Bank's general policy to require private mortgage insurance (PMI) on any conventional loan with a loan to value ratio greater than 80% for one- to four-family homes, townhouses, and condominium units. In addition, the Bank usually requires certain housing expense to income ratios and monthly debt payment to income ratios for all borrowers which vary depending on the loan to value ratio and other compensating factors. Mortgage loans originated by the Bank generally include due-on-transfer clauses which provide the Bank with the contractual rights to deem the loan immediately due and payable, in most instances, in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-transfer provisions.

Residential loans without income verification are offered in amounts up to a maximum value ratio of 95%. The Bank also offers a similar program for people who typically are self-employed. The income and assets used to qualify the loan is the amount stated on the loan application. The maximum loan amount allowed under this program is 95% of the property value. The Bank, to a lesser extent, grants loans to applicants with less than perfect credit and higher debt to income ratios than secondary market conforming standards. In all other respects the loans are originated in the same manner as a conventional loan. It is the Bank's general policy to require private mortgage insurance (PMI) on any conventional loan with a loan to value ratio greater than 80% for one- to four-family homes, townhouses, and condominium units. All loans have risk premium factored into the rate and additional valuation allowance are established when the loan is funded.

The Bank offers a mortgage loan modification program that allows the borrower to receive a reduced interest rate, change in term, or a change in loan program, in lieu of refinancing the original loan. The borrower is charged a fee that varies based upon the modifications made, including an appraisal fee when the Bank requires a reappraisal of the collateral. The program has been advantageous to the Bank during periods of heavy refinance activity such as 1998, by limiting the disruption to its loan operations, as well as reducing the costs associated with refinance activity of existing borrowers.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank originates fixed and adjustable rate multi-family loans secured by properties (five units or more) typically located in its primary market area. These loans generally have rate and payment adjustment periods of 3 to 5 years, with amortizations of up to 30 years. The Bank customarily charges origination fees of up to 3% of the loan amount for newly originated loans and lesser fees for renewals or modifications of existing loans. The Bank's policies generally require personal guarantees from the borrowers, with joint and several liability. The Bank's underwriting decisions relating to these loans are primarily based upon the net operating income generated by the property in relation to the debt service ("debt coverage ratio"), the borrower's cash-at-risk position, financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending relationship with the borrower. The Bank originates multi-family loans in amounts up to 85% of the lower of the appraised value of the property or the purchase price. The Bank generally requires a minimum debt coverage ratio of 1.15x on multi-family properties, utilizing forecasted net operating income.
As of September 30, 2000, $118.3 million, or 22.2%, of the Bank's loan portfolio consisted of multi-family loans. Multi-family mortgage loans typically involve substantially larger loan balances than single-family mortgage loans, and are dependent on successful property operation as well as on general and local economic conditions.

In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. Commercial real estate loans are generally granted in amounts up to 75% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. As of September 30, 2000, $3.4 million, or 0.6%, of the Bank's loan portfolio consisted of commercial real estate loans.

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

CONSTRUCTION LENDING.  The Bank originates loans to finance the construction of residential property primarily in its market area. The Bank will consider
commercial construction loans  in the future on a case-by-case basis.   At
September 30, 2000, the Bank had a $3.1 million loan to finance the construction of a condominium complex. At September 30, 2000 the Bank's construction loans totaled $2.3 million, or 0.4%, of total loans receivable.

The Bank uses underwriting and construction loan guidelines for financing primarily individual, owner-occupied houses where qualified contractors are involved. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans are based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project. Construction loans generally have terms of up to 18 months, with extensions as needed. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties. These higher yields correspond to the higher risks associated with construction lending. Construction development loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan- to-value ratio. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The Bank has attempted to address these risks through its underwriting procedures and its limited amount of construction lending on multi-family and commercial real estate properties.

OTHER LENDING. The Bank's other lending activities consist of consumer lending, primarily home equity loans, fixed-rate second mortgage loans, and to a lesser extent automobiles, boats and recreational vehicles, and other secured and unsecured loans. On September 30, 2000, outstanding balances on home equity lines represented $15.8 million or 2.9% of the Bank's total loan portfolio. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. As of September 30, 2000, $1.3 million or 0.2% of the Bank's loan portfolio consisted of consumer loans.

LOAN APPROVAL PROCEDURES AND AUTHORITY. Certain officers have authority to approve loans up to specified dollar amounts. One- to four-family mortgage loans conforming to agency standards and all consumer loans may be approved by the Senior Vice President - Personal Banking, Senior Vice President - Loan
Investments and designated underwriters up to the agency maximum loan limitations. Non-conforming loans up to $250,000 and otherwise conforming to the loan policy may be approved by the Senior Vice President - Loan
Investments.  Loans of up to $500,000 may be approved by the Senior Vice
President - Loan Investments with the concurrence of a member of the Bank loan committee or a senior underwriter. Secured mortgage and unsecured consumer loans may be approved by designated personal banking managers. The Bank's policies generally provide that all other loans are to be approved by the Board or certain committees which include Board members. All multi-family loans over $1.5 million and one- to four-family construction loans over $1.5 million require the approval of a majority of the Board.

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









Set forth below is certain information regarding delinquent loans at September
30, 2000, 1999 and 1998:


                                At September 30, 2000                       At September 30, 1999
                            60-89 Days       90 Days or More         60-89 Days        90 Days or More
                        -----------------  ------------------     -----------------   -----------------
                        Number  Principal   Number  Principal     Number  Principal   Number  Principal
                          of     Balance      of     Balance        of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans       Loans  of Loans     Loans  of Loans
                                               (Dollars in thousands)
One- to four- family       7    $   896        3   $    151          2     $  252        5    $   216
Multi-family               1        215        -         -           1        159        1         84
Commercial                 -         -         1        224          -         -         -         -
Commercial leases (1)      -         -         -         -           -         -         -         -
                          --        ---       --     ------         --       ----       --       ----
Total mortgage loans       8      1,111        4        375          3        411        6        300

Consumer                   2         32        1          4          -         -         4         43
                          --        ---       --     ------         --       ----       --       ----
Total loans               10    $ 1,143        5    $   379          3     $  411       10    $   343
                          ==        ===       ==     ======         ==       ====       ==      =====
Delinquent loans to
  total loans                      0.21%               0.07%                 0.08%               0.07%
                                    ===              ======                  ====                ====

                                At September 30, 1998
                            60-89 Days       90 Days or More
                        -----------------  ------------------
                        Number  Principal   Number  Principal
                          of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans
                                 (Dollars in thousands)
One- to four- family       8     $  501        6     $   571
Multi-family               -         -         1         228
Commercial                 -         -         -          -
Commercial leases (1)      -         -         1          30
                          --        ---       --      ------
Total mortgage loans       8        501        8         829

Consumer                   1         14        1           2
                          --        ---       --      ------
Total loans                9     $  515        9     $   831
                          ==        ===       ==      ======
Delinquent loans to
  total loans                      0.12%                0.20%
                                    ===               ======

(1) Relates to leases purchased from Bennett Funding Group - see further discussion in "CLASSIFIED ASSETS". For purposes of this table, the portfolio of leases has been considered to be one loan due to the collectibility issues related to the leases.


NON-PERFORMING ASSETS.    The following table sets forth information regarding
non-accrual loans, loans which are 90 days or more past due, and real estate in foreclosure. The Bank continues accruing interest on all consumer loans until a loss determination is made. Upon determination that the loan will result in a loss, the Bank discontinues the accrual of interest and/or establishes a reserve in the amount of the anticipated loss. For the year ended September 30, 2000, interest income on non-accrual loans included in net income amounted to less than $1,000. If all non-accrual mortgage loans, as of September 30, 2000, had been currently performing in accordance with their original terms, the Bank would have recognized interest income from such loans of $21,000.

                                                At September 30,
                                 2000        1999       1998       1997       1996
                                            (Dollars in thousands)
Non-accrual mortgage loans    $    375   $    300   $    799   $  1,397     $1,049
Non-accrual commercial leases       -           -         30        408      2,032
Non-accrual consumer loans           4         43          2          3          5
                                 -----        ---      -----      -----        ---
  Total non-accrual loans          379        343        831      1,808      3,086

Consumer loans 90 days or more
  past due and still accruing    -          -          -          -          -
                                 -----        ---      -----      -----        ---
  Total non-performing loans       379        343        831      1,808      3,086

Real estate in foreclosure           3         -         131        215         97
                                 -----        ---      -----      -----        ---
  Total non-performing assets $    382   $    343   $    962   $  2,023     $3,183
                                 =====        ===      =====      =====        ===
Total non-performing loans to
  total loans                     0.07%      0.07%      0.19%      0.47%      0.87%
                                 =====        ===      =====      =====        ===
Total non-performing assets to
  total assets                    0.06%      0.06%      0.19%      0.41%      0.67%
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

As of September 30, 2000, the Bank had classified assets of $382,000. Classified loans of $379,000 were categorized as substandard, consisting of 3 residential mortgage loans, 1 commercial and 1 auto loan. There were no assets classified as doubtful.

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

The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                           At or for the Years Ended September 30,
                                      2000     1999      1998      1997      1996
                                                  (Dollars in thousands)
Balance at beginning of year        $ 780     $ 591     $ 460     $ 810     $ 403
Provision for loan losses             180       165       181        64       410
Charge offs:
  One-to four-family                    -         -         -         -        (8)
  Multi-family                          -         -         -         -         -
  Commercial leases                     -         -         -      (406)        -
  Consumer loans                      (13)       (8)      (51)      (19)      (26)
                                     ----      ----      ----      ----      ----
Total Charge-offs                     (13)       (8)      (51)     (425)      (34)

Recoveries:
  Commercial leases                    -         27         -         -         -
  Consumer loans                        3         5         1        11        31
                                     ----      ----      ----      ----      ----
Total Recoveries                        3        32         1        11        31
                                     ----      ----      ----      ----      ----
Balance at end of year              $ 950     $ 780     $ 591     $ 460     $ 810
                                     ====      ====      ====      ====      ====
Ratio of charge-offs during the
  year to average loans
  outstanding during the year          - %       - %     0.01%     0.11%     0.01%
                                     ====      ====      ====      ====      ====
Ratio of allowance for loan losses
  to net loans receivable at end
  of year                            0.18%     0.15%     0.14%     0.12%    0.23%
                                     ====      ====      ====      ====      ====
Ratio of allowance for loan losses
  to total non-performing loans at
  end of year                      250.66%   227.41%    71.12%    25.44%    26.25%
                                   ======     =====     =====    ======     =====
Ratio of allowance for loan losses
  to non-performing assets at end
  of year                          248.69%   227.41%    61.43%    22.74%    25.48%
                                   ======     =====     =====    ======     =====

On September 30, 2000, the Bank maintained no specific reserves on its loan portfolio, and is unaware of any specific identifiable charge-offs in its loan portfolio. The following table sets forth the Company's allocation of its allowance for loan losses. This allocation is based on management's subjective estimates. The amount allocated to a particular category should not be interpreted as the only amount available for future charge-offs that may occur within that category; it may not be indicative of future charge-off trends and it may change from year to year based on management's assessment of the risk characteristics of the loan portfolio.

                                                                At September 30,
                                           2000                      1999                   1998
                                             % of Loans                 % of Loans            % of Loans
                                             in Category                in Category           in Category
                                              of Total                   of Total               of Total
                                             Outstanding                Outstanding           Outstanding
                                  Amount        Loans         Amount       Loans      Amount      Loans
                                                        (Dollars in thousands)
Mortgage loans:
  One- to four- family            $ 421        73.45%          $ 340      76.86%      $ 241      76.47%
  Multi-family                      232        22.25             179      19.86         140      19.59
  Commercial real estate             39         0.65              38       0.51          52       0.78
  Commercial leases                   -          -                -      -           2         0.01
  Construction                       23         0.43              -         -            -           -
Consumer loans                      190         3.21             171       2.77         148       3.15
Unallocated                          45          -                52         -            8         -
                                   ----       ------            ----     ------        ----     ------
  Total allowance for loan losses $ 950       100.00%          $ 780     100.00%      $ 591     100.00%
                                   ====       ======            ====     ======        ====     ======


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

The Company evaluated the information that was then available about RAG's circumstances and future prospects in an effort to assess impairment and to place a value on the Notes in the context of a possible RAG liquidation, sale and/or bankruptcy. The Company concluded that the impairment was other than temporary, and that a complete write-down of the Notes was appropriate, because of RAG's worsening condition, the fact that the Notes are subordinate to the senior debt and are structurally subordinate to the other obligations of RAG's finance company subsidiary, and the substantial uncertainties that existed regarding ultimate realization of the asset.

Accordingly, the Company wrote the Notes down $3.0 million during the fourth quarter and fiscal year ended September 30, 1997. In accordance with generally accepted accounting principles (GAAP), the write-down was charged against fiscal year 1997 earnings because the notes were considered to be other than temporarily impaired.

RAG subsequently filed a bankruptcy petition in the United States Bankruptcy Court in Delaware. The Company is continuing its efforts to attempt to realize some recovery of its subordinated notes. Among other things, the Company actively participated on the Official Committee of the Unsecured Creditors of RAG and in the formulation of a plan for RAG's bankruptcy liquidation.
Further, the Estate Representative for RAG, with the support of the Company and other holders of RAG subordinated notes, has filed two lawsuits against a number of RAG insiders, certain legal and accounting firms and others in the United States District Court for the District of Delaware.

The lawsuits allege a variety of causes of action against these individuals and entities relating to the spin-off, the accuracy of RAG's financial statements and similar matters. A litigation fund of approximately $5.0 million was established pursuant to RAG's plan of reorganization to pursue these lawsuits and similar litigation. Settlements have been reached with certain defendants in this litigation. However, the primary defendants continue to vigorously defend the lawsuits. The lawsuits have been scheduled the lawsuits for a jury trial on January 4, 2001.

On February 14, 2000, the Company filed a class action in the Circuit Court of Cook County, Illinois against LaSalle National Bank and affiliates. The action is brought on behalf of the Company individually and as class representative of all RAG subordinated noteholders. The compliant alleges a cause of action arising out of LaSalle's involvement as a trustees of the RAG subordinated notes. Discovery has not yet commenced and no trial date has been set.

The following table sets forth certain information regarding the amortized cost and fair value of the Company's investment securities portfolio at the dates indicated:

                                                         At September 30,
                                          2000                   1999                 1998
                                 Amortized     Fair     Amortized     Fair   Amortized
Fair
                                   Cost       Value        Cost      Value     Cost
Value
                                                          (in thousands)
Interest-earning deposits:
  FHLB daily investment         $ 1,400      1,400         404        404        547       547
  Money market fund                   5          5         172        172          8         8
                                  -----      -----         ---        ---      -----     -----
Total interest-bearing deposits $ 1,405      1,405         576        576        555       555
                                  =====      =====       =====      =====      =====     =====

Federal funds sold              $   100        100         100        100        100       100
                                   ====        ===       =====      =====      =====     =====

Mutual funds -
  Federated Liquid Cash Trust   $   -            -          -          -          -
                                  =====      =====       =====      =====      =====     =====

FHLB-Chicago Stock              $10,065     10,065       9,615      9,615      6,510     6,510
                                  =====      =====       =====      =====      =====     =====

Investment securities
  available for sale:
  U.S. Government and
  agencies                     $ 68,436     65,603      68,428     66,070     58,439    58,979
Corporate asset-backed
  securities                         -          -           -          -         -          -
Corporate debt securities         7,972      8,763          -          -         -          -
                                -------     ------      ------     ------     ------    ------
Total investment securities
  available for sale           $ 76,408     74,366      68,428     66,070     58,439    58,979
                                =======     ======      ======     ======     ======    ======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 2000.

                                                       At September 30, 2000

                                One Year            One to         Five to      More than
                                 or Less           Five Years      10 Years    10 Years                   Total
                                                                                                Avg
                                       Wtd               Wtd            Wtd           Wtd     remaining                  Wtd
                               Amtzd   Avg      Amtzd    Avg     Amtzd  Avg    Amtzd  Avg     Years to   Amtzd  Fair     Avg
                               Cost   Yield     Cost    Yield    Cost  Yield   Cost  Yield    Maturity   Cost   Value   Yield
                                                           (dollars in thousands)
U.S. Government and agencies $   -      - %       -      -%    68,436   6.59%      -     - %    8.1    68,436  65,603  6.59%
Corporate securities             -      -         -      -       -       -      7,972 9.50     29.7     7,972   8,763  9.50
                               ----  ----       ----   ----    ------   -----   ----  -----    -----    ------  ------  ----
                             $   -      - %       -      -%    68,436   6.59%   7,972 9.50%    10.3    76,408  74,366  6.89%
                               ====  ====       ====   ====    ======   =====   ====  =====    =====    ======  ======  ====


Investments include $76.5 million in callable notes. These securities are shown as repricing at their respective maturity dates although there can be no assurance that the securities will not be called before maturity. The issues include three FHMLCs; $8.5 million 6.60% due 6/24/2008, $10 million 6.65% due 3/23/2009, and $10 million 6.75% due 5/4/2009 that are callable with 10 days notice. Also included is a $20 million, 6.77% FNMA due 5/21/2008 that is callable within 10 days notice. Two FHLB notes for $10 million each with rates of 6.275% and 6.285% are due 11/25/2008 and 12/29/2008, respectively. These are callable on their quarterly anniversary dates. Also included are two corporate notes with rates of 9.25% and 9.74% are due 3/15/30 and 9/15/30, respectively. These are callable on their anniversary date in 2010.


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

The following table presents the deposit activity of the Bank for the years indicated.

                                               Years Ended September 30,
                                           2000         1999        1998
                                                   (in thousands)
Deposits                               $ 702,632      716,232      372,003
Withdrawals                             (696,519)    (704,706)    (377,067)
                                         -------      -------      -------
Net deposits in excess of withdrawals      6,113       11,526       (5,064)
Interest credited on deposits             18,304       14,820       12,341
                                         -------      -------      -------
Total increase in deposits             $  24,417       26,346        7,277
                                         =======      =======      =======

The following table sets forth maturities time deposits over $100,000 at September 30, 2000:

                           Maturity Period
                                                 (in thousands)
                 Three months or less               $  2,351
                 Over three through six months        12,992
                 Over six through 12 months           14,682
                 Over 12 months                        5,236
                                                     -------
                                                    $ 35,261
                                                     =======

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of fiscal year-end balances instead of average balances resulted in any material difference in the information presented.

                                                      At September 30,
                                           2000                              1999
                                                      Weighted
Weighted
                                          Percent of   Average             Percent of  Average
                                            Total      Nominal               Total     Nominal
                                Amount    Deposits      Rate       Amount  Deposits     Rate
                                                  (dollars in thousands)
Passbook Savings             $ 121,787    31.93%      4.09%     $ 127,415    35.69%      3.70%
Transaction Accounts:
  NOW/non-interest bearing       9,287     2.43         -           6,385     1.79         -
  NOW                           19,074     5.00       2.03         16,577     4.64       2.22
  Money market and management   12,711     3.33       3.59         16,100     4.51       3.82
                                ------    -----       ----         ------     ----       ----
    Total transaction accounts  41,072    10.77       3.81         39,062    10.94       3.56

Certificate Accounts:
  3 month                        1,029     0.27       4.30          2,160     0.61       4.40
  6 month                        7,660     2.01       5.24         10,503     2.94       4.67
  7 month                        2,509     0.66       4.70         31,955     8.95       5.03
  8 month                        1,609     0.42       4.70          5,125     1.44       4.63
  10 month                      16,834     4.41       6.11         45,000    12.60       5.40
  12 month                      31,017     8.13       6.39         18,600     5.21       4.87
  13 month                     105,917    27.77       6.63         35,610     9.97       5.75
  15 month                      15,307     4.01       6.12         12,475     3.49       4.90
  24 month                      22,694     5.95       6.57         10,170     2.85       5.28
  36 month                       5,291     1.39       5.46          6,843     1.92       5.65
  36 month rising rate           2,826     0.74       5.64          3,959     1.11       5.17
  60 month                       5,881     1.54       5.82          8,139     2.28       6.01
  Other                            -         -          -             -        -           -
                                ------    -----       ----         ------     ----       ----
  Total certificate accounts   218,574    57.30       6.36        190,539    53.37       5.27
                                ------    -----       ----         ------     ----       ----
Total Deposits               $ 381,433   100.00%      5.30%       357,016   100.00%      4.49%
                               =======   ======       ====        =======   ======       ====


                                      At September 30,
                                           1998
                                                      Weighted
                                          Percent of   Average
                                            Total      Nominal
                                Amount    Deposits      Rate
                                  (dollars in thousands)
Passbook Savings             $ 126,901    38.38%      4.16%

Transaction Accounts:
  NOW/non-interest bearing       5,981     1.81         -
  NOW                           15,972     4.83       2.25
  Money market and management   17,462     5.28       4.03
                                ------    -----       ----
    Total transaction accounts  39,415    11.92       2.70

Certificate Accounts:
  3 month                        2,589     0.78       4.95
  6 month                       18,095     5.47       5.25
  7 month                        4,662     1.41       5.32
  8 month                       39,875    12.06       5.69
  10 month                      17,876     5.41       5.44
  12 month                      28,263     8.55       5.63
  13 month                       3,984     1.20       5.59
  15 month                      15,377     4.65       5.64
  24 month                      11,967     3.62       5.78
  36 month                       7,533     2.28       5.82
  36 month rising rate           4,578     1.38       5.29
  60 month                       9,455     2.86       5.91
  Other                            100     0.03       5.50
                                ------    -----       ----
  Total certificate accounts   164,354    49.70       5.59
                                ------    -----       ----
Total Deposits               $ 330,670   100.00%      4.78%
                               =======   ======       ====


The following table presents, by various rate categories, the amount of certificate accounts outstanding at September 30, 2000, 1999 and 1998 and the periods to maturity of the certificate accounts outstanding at September 30, 2000.

                                                            Period to maturity from September 30, 2000
                             At September 30,
                                                                               Two to
                                                      Within       One to       Three    There-
                        2000      1999      1998     One Year     Two Years     Years    after   Total
                                                 (in thousands)
Certificate accounts:
  2.99% or less      $      59       81      139         59           -          -         -        59
  3.00% to 3.99%            -        -        -          -            -          -         -        -
  4.00% to 4.99%        22,497   53,218    5,340     20,213        1,684         73      527    22,497
  5.00% to 5.99%        30,333  133,805  147,841     21,905        5,213      2,688      527    30,333
  6.00% to 6.99%       129,611    3,435   11,034    124,238        4,629        744        -   129,611
  7.00% to 7.99%        36,074       -        -      24,601       11,473          -        -    36,074
  8.00% to 8.99%            -        -        -          -            -           -        -        -
  9.00% to 9.99%            -        -        -          -            -           -        -        -
 10.00% to 10.99%           -        -        -          -            -           -        -        -
                       -------  -------  -------    -------       ------      -----     -----  -------
Total                $ 218,574  190,539  164,354    191,016       22,999      3,505     1,054  218,574
                       =======  =======  =======    =======       ======      =====     =====  =======

BORROWINGS

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB of Chicago when they are a less costly source of funds or can be invested at a positive rate of return.

The following table sets forth certain information regarding borrowings at and for the date indicated:

                                   At and for the Years Ended September 30,
                                               2000         1999         1998
                                                      (in thousands)

Average balance outstanding                 $180,651      158,523      102,968
Maximum amount outstanding at any
  month-end during the year                  205,150      192,300      128,400
Balance outstanding at year end              205,150      186,250      121,400
Weighted average interest rate
  during the year                               6.16%        5.48%        5.73%
Weighted average interest rate
  at end of year                                6.72%        5.56%        5.69%

The Bank obtains advances from the FHLB of Chicago secured by its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At September 30, 2000, the Bank's FHLB of Chicago advances totalled $201.3 million.

Included in FHLB of Chicago advances at September 30, 2000 are $35.0 million of fixed-rate advances which are callable at the discretion of the FHLB of Chicago at periods from 6 months to 2 years from the origination date. The average term to maturity on these advances is 4.7 years, while the average term to call is 0.7 years. The Bank receives a lower cost of borrowing on such advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advance prior to their final maturity. If called, the FHLB of Chicago will provide replacement funding at the then prevailing market rate of interest for the remaining term of the advances, subject to standard terms and conditions.

UNSECURED TERM BANK LOAN During fiscal 2000, the Company obtained a $5.0 million unsecured line of credit from an unrelated financial institution. The loan provides for an interest rate of the prime rate or 2% over the one, two, or three-month LIBOR at management's discretion, adjustable and payable at the end of the repricing period. At September 30, 2000, the loan carries an interest rate of 2% over the three-month LIBOR. The loan requires quarterly payments of all accrued unpaid interest due and one payment of all outstanding principal plus all accrued unpaid interest on December 15, 2001. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. At September 30, 2000, the Company was in compliance with these covenants.


SUBSIDIARY ACTIVITY

Fidelity Corporation, incorporated in 1970, is a wholly-owned subsidiary of the Bank. Fidelity Corporation's business is safe deposit box rentals, and annuity and insurance sales primarily to customers of the Bank. In addition, in cooperation with INVEST, full service securities brokerage services are offered to customers and non-customers of the Bank.

Fidelity Corporation owns a 7.64% ownership interest as a limited partner and a
 .08% ownership interest as a general partner in an Illinois limited partnership formed in 1987 for the purpose of (i) developing, in the City of Evanston, Illinois, a public parking garage containing 602 parking spaces, which was sold in 1989 to the City of Evanston, and (ii) developing, managing and operating a 190 unit luxury rental apartment building adjacent thereto. Fidelity Corporation's investment in this limited partnership, represented by its capital contributions, totalled $732,100 at September 30, 2000. Losses to Fidelity Corporation other than any liability as a general partner are limited to its capital contributions. Profits to Fidelity Corporation, if any, are initially expected to be derived from partnership operations and, after pro-rata payment of "Preferred Distributions" to the partners (including Fidelity Corporation), are to be equal to Fidelity Corporation's pro-rata ownership interests in the partnership. The apartment complex, which was completed in August 1990, was 99% occupied as of September 30, 2000. Fidelity Corporation's portion of the operating losses for the year ended September 30, 2000 was $36,000. Losses from the operations of the property were primarily due to the expensing of certain organizational and marketing costs and non-cash expenses such as amortization and depreciation. The losses from the partnership have reduced the Bank's income. On November 3, 2000, Fidelity Corporation sold its partnership interest to the other General Partner for $835,000. The Company recorded a pre-tax gain of $105,900 in the first quarter of fiscal 2001.

Fidelity Loan Services, Inc., (FLSI), incorporated in 1989, is a wholly-owned subsidiary of the Bank that ceased operations in October 1994.


PERSONNEL

As of September 30, 2000, the Company had 101 full-time employees and 27 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be excellent.


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

RECENT REGULATORY DEVELOPMENTS

The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

The Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that are currently permitted for multiple savings and loan holding companies or are permissible for financial holding companies (as described above) (collectively "permissible activities"). The Act also generally prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence, or formed pursuant to an application pending before the OTS, on or before May 4, 1999.

Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and the Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank.

The OTS is currently proposing to require certain savings and loan holding companies to notify the OTS before engaging in, or committing to engage in, a limited set of debt transactions, transactions that reduce capital, certain asset acquisitions, and other transactions. The proposal would generally exclude savings and loan holding companies whose subsidiary savings associations' assets represent a small percent of consolidated assets and holding companies that would have consolidated tangible capital of 10% or greater following the transaction. The OTS is also currently seeking comment on its proposal to codify its current practices for reviewing the capital adequacy of savings and loan holding companies and, when necessary, requiring additional capital on a case-by-case basis.

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

A savings and loan holding company that, like the Company, controls only one savings association subsidiary and either was a savings and loan holding company on or before May 4, 1999, or became a savings and loan holding company pursuant to an application pending before the OTS on or before May 4, 1999 (a "grandfathered company"), is generally not subject to any restrictions on the types of non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a qualified thrift lender (see "-- The Bank--Qualified Thrift Lender Test"). A savings and loan holding company that controls only one savings association subsidiary but is not a grandfathered company is subject to certain restrictions on the non-banking activities in which it may engage (see "Recent Regulatory Developments"). In all cases, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk. The restrictions the OTS may impose include limitations on (i) the payment of dividends by the savings association to the holding company, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

Federal law also prohibits any person or company from acquiring control of a savings association or a savings and loan holding company without prior notice
to the OTS.   Control  is defined generally to mean the acquisition of 25% or more of the outstanding shares of voting stock of a savings association or savings and loan holding company. Under certain circumstances, however, a person or company may be presumed (subject to rebuttal) to have acquired control of a savings association or savings and loan holding company as a result of the acquisition of 10% or more of the outstanding shares of voting stock of the savings association or savings and loan holding company.

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

During the semi-annual assessment period which began January 1, 2000, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period which began July 1, 2000, SAIF assessment rates continue to range from 0% of deposits to 0.27% of deposits.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended September 30, 2000, the FICO assessment rate for SAIF members ranged between approximately 0.021% of deposits and approximately 0.059% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.021% of deposits. During the year ended September 30, 2000, the Bank paid FICO assessments totaling $77,300.

SUPERVISORY ASSESSMENTS. All Federal savings associations are required to pay supervisory assessments to the OTS to fund the operations of the OTS. The amount of the assessment is calculated using a formula which takes into account the institution's size, its supervisory condition (as determined by the composite rating assigned to the institution as a result of its most recent OTS examination) and the complexity of its operations. During the year ended

September 30, 2000, the Bank paid supervisory assessments to the OTS totaling $117,400.

CAPITAL REQUIREMENTS. Pursuant to the HOLA and OTS regulations, savings associations, such as the Bank, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3% for the most highly rated institutions, with a minimum required ratio of 4% for all others; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. Core capital consists primarily of permanent stockholders' equity less (i) intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and lease losses.

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

During the year ended September 30, 2000, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirement. As of September 30, 2000, the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 6.95%, a tangible capital ratio of 6.95% and a risk-based capital ratio of 14.55%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of September 30, 2000, the Bank was well capitalized, as defined by OTS regulations.

DIVIDENDS. OTS regulations require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite examination rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better; (iii) have a compliance rating of 1 or 2;
(iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing are not required to obtain OTS approval prior to making a capital distribution unless: (a) the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, will exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years; (b) after giving effect to the distribution, the association will not be at least "adequately capitalized" (as defined by OTS regulation); or (c) the distribution would violate a prohibition contained in an applicable statute, regulation or agreement with the OTS or the FDIC or violate a condition imposed in connection with an OTS-approved application or notice. The OTS must be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like the Bank, is a subsidiary of a savings and loan holding company, or by a savings association that, after giving effect to the distribution, would not be "well-capitalized" (as defined by OTS regulation).

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2000. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1993. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or the Bank or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

BRANCHING AUTHORITY. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test, the association may branch only to the extent permitted for national banks located in the savings association's home state. As of September 30, 2000, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

QUALIFIED THRIFT LENDER TEST. The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the liquidity requirements of the HOLA and OTS regulations (see "--The Bank--Liquidity Requirements"). A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of September 30, 2000, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 97.26%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) its liquidity base (i.e., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS may also require a savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deems necessary to ensure the safe and sound operation of the association. Penalties may be imposed for failure to meet liquidity ratio requirements. At September 30, 2000, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 14.02%.

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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's interest rate sensitivity of NPV as of June 30, 2000.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          20,828     (36,217)    (63)%           3.61%        - 553 bp
 + 200 bp          33,386     (23,658)    (41)%           5.63%        - 351 bp
 + 100 bp          45,924     (11,121)    (19)%           7.54%        - 160 bp
     0 bp          57,045                                 9.14%
 - 100 bp          65,318       8,273      15 %          10.27%        + 113 bp
 - 200 bp          71,041      13,996      25 %          11.00%        + 186 bp
 - 300 bp          79,173      22,128      39 %          12.04%        + 290 bp









ITEM 8.FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS of FINANCIAL CONDITION
(Dollars in thousands)
September 30, 2000 and 1999


ASSETS                                                                      2000       1999
Cash and due from banks                                                 $   4,690      2,714
Interest-earning deposits                                                   1,405        576
Federal funds sold                                                            100        100
                                                                         --------    -------
Cash and cash equivalents                                                   6,195      3,390

FHLB of Chicago stock, at cost                                             10,065      9,615
Mortgage-backed securities held to maturity, at amortized cost
  (approximate fair value of $3,202 and $3,637 at
  September 30, 2000 and 1999)                                              3,179      3,585
Investment securities available for sale, at fair value                    74,366     66,070
Loans receivable, net of allowance for loan losses of $950 and $780
  at September 30, 2000 and 1999                                          533,999    507,557
Accrued interest receivable                                                 4,161      3,665
Real estate in foreclosure                                                      3         -
Premises and equipment                                                      3,925      4,202
Deposit base intangible                                                        13         34
Other assets                                                                1,125      1,163
                                                                         --------    -------
                                                                        $ 637,031    599,281
                                                                         ========    =======
LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                  381,433    357,016
Borrowed funds                                                            205,150    186,250
Advance payments by borrowers for taxes and insurance                       2,198      7,986
Other liabilities                                                           5,447      6,008
                                                                         --------    -------
   Total liabilities                                                      594,228    557,260

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized 2,500,000 shares;
  none outstanding                                                             -          -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,025,085 and 2,207,846 shares outstanding
  at September 30, 2000 and 1999, respectively                                 38         38
Additional paid-in capital                                                 38,780     38,690
Retained earnings, substantially restricted                                37,022     33,771
Treasury stock, at cost (1,757,265 and 1,574,504 shares at
  September 30, 2000 and 1999, respectively)                              (31,391)   (28,168)
Common stock acquired by Employee Stock Ownership Plan                       (189)      (632)
Common stock acquired by Bank Recognition and Retention Plans                (191)      (198)
Accumluated other comprehensive income (loss)                              (1,266)    (1,480)
                                                                         --------    -------
   Total stockholders' equity                                              42,803     42,021
                                                                         --------    -------
Commitments and contingencies.

                                                                         $637,031    599,281
                                                                         ========    =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of EARNINGS
(Dollars in thousands, except per share data)
Years ended September 30, 2000, 1999, and 1998

                                                                  2000       1999       1998
INTEREST INCOME:
  Loans receivable                                             $ 38,329     33,787     30,231
  Investment securities                                           5,236      4,951      4,759
  Mortgage-backed securities                                        239        506      1,018
  Other interest income                                              47         50        119

                                                                -------     ------     ------
                                                                 43,851     39,294     36,127
INTEREST EXPENSE:
  Deposits                                                       17,992     15,070     15,936
  Borrowed funds                                                 11,120      8,692      5,900
                                                                -------     ------     ------
                                                                 29,112     23,762     21,836

Net interest income before provision for loan losses             14,739     15,532     14,291
  Provision for loan losses                                         180        165        181
                                                                -------     ------     ------
Net interest income after provision for loan losses              14,559     15,367     14,110

NON-INTEREST INCOME:
  Fees and commissions                                              452        374        332
  Insurance and annuity commissions                               1,063        721        717
  Other                                                              53         51         58
                                                                -------     ------     ------
                                                                  1,568      1,146      1,107

NON-INTEREST EXPENSE:
  General and administrative expenses:
    Salaries and employee benefits                                5,331      5,784      5,682
    Office occupancy and equipment                                1,452      1,512      1,293
    Data processing                                                 521        498        524
    Advertising and promotions                                      554        399        263
    Other                                                         1,441      1,615      1,437
  Amortization of deposit base intangible                            21         32         41
  Recovery of impairment of investment securities
        available for sale                                          -          -          (22)

                                                              -------     ------     ------
                                                                  9,320      9,840      9,218

Income before income taxes                                        6,807      6,673      5,999
Income tax expense                                                2,565      2,543      2,219
                                                                -------     ------     ------
NET INCOME                                                     $  4,242      4,130      3,780
                                                                =======     ======     ======

Earnings per share - basic                                        $2.04       1.85       1.41
Earnings per share - diluted                                      $1.96       1.76       1.33

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
Years ended September 30, 2000, 1999, and 1998

                                                                                        Accumu-
                                                                              Common  lated Other
                                                                     Common    Stock    Compre-
                                      Additional                     Stock    Acquired  hensive
                               Common   Paid-in   Retained Treasury  Acquired   By      Income
                                Stock   Capital   Earnings  Stock    By ESOP  By BRRP's (loss)   Total
Balance at September 30, 1997    $ 38    37,494   27,939   (13,855)  (1,662)     (471)     134    49,617
Net income                         -        -      3,780       -        -          -        -      3,780
Change in accumulated other
    comprehensive income           -        -         -        -        -          -       206       206
                                  ---    ------   -------   ------   ------     ------   -----    ------
Total comprehensive income                                                                         3,986

Purchase of treasury stock
  (254,000 shares)                 -        -         -     (5,896)     -          -        -     (5,896)
Cash dividends ($.38 per share)    -        -     (1,073)      -        -          -        -     (1,073)
Amortization of award of BRRP
  stock                            -        -         -        -        -         229       -      229
Cost of ESOP shares released       -        -         -        -        570        -        -        570
Exercise of stock options and
  reissuance of treasury shares
  (63,451 shares)                  -       (170)      -        541      -          -        -        371
Tax benefit related to vested
  BRRP stock                       -        120       -        -        -          -        -        120
Tax benefit related to stock
  options exercised                -        102       -        -        -          -        -        102
Market adjustment for committed
  ESOP shares                      -        571       -        -        -          -        -        571

                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1998      38    38,117   30,646   (19,210)  (1,092)     (242)     340    48,597
Net income                         -        -      4,130       -        -          -        -      4,130
Change in accumulated other
    comprehensive loss             -        -         -        -        -          -    (1,820)   (1,820)
                                  ---    ------   -------   ------   ------     ------   -----    ------
Total comprehensive income                                                                         2,310
Purchase of treasury stock
 (402,426 shares)                  -        -         -     (9,312)     -          -        -     (9,312)
Cash dividends ($.43 per share)    -        -     (1,005)      -        -          -        -     (1,005)
Amortization of award of BRRP
  stock                            -        -         -        -        -          44       -         44
Cost of ESOP shares released       -        -         -        -        460        -        -        460
Exercise of stock options and
  reissuance of treasury shares
 (20,488 shares)                   -       (145)      -        354     -           -        -        209
Tax benefit related to vested
  BRRP stock                       -        154       -        -       -           -        -        154
Tax benefit related to stock
  options exercised                -         62       -        -       -           -        -         62
Market adjustment for committed
  ESOP shares                      -        502       -        -       -           -        -        502

                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1999      38    38,690   33,771   (28,168)    (632)     (198)  (1,480)   42,021


                                                    - continued -
















                                                                                       Accumu-
                                                                             Common  lated Other
                                                                     Common    Stock    Compre-
                                      Additional                     Stock    Acquired  hensive
                               Common   Paid-in   Retained Treasury  Acquired   By      Income
                                Stock   Capital   Earnings  Stock    By ESOP  By BRRP's (loss)   Total

Balance at September 30, 1999      38    38,690   33,771   (28,168)    (632)     (198)  (1,480)   42,021
Net income                         -        -      4,242       -         -         -        -      4,242
Change in accumulated other
    comprehensive loss                                                                     214       214
                                  ---    ------   -------   ------   ------     ------   -----    ------
Total comprehensive income                                                                         4,456
Purchase of treasury stock
 (191,200 shares)                  -        -         -     (3,377)      -         -        -     (3,377)
Cash dividends ($.47 per share)    -        -        (991)     -         -         -        -       (991)
Amortization of award of BRRP
  stock                            -        -         -        -         -          7       -          7
Cost of ESOP shares released       -        -         -        -        443        -        -        443
Exercise of stock options and
 reissuance of treasury shares
 (8,439 shares)                    -       (150)      -        154       -         -        -          4
Tax benefit related to vested
  BRRP stock                       -          4       -        -         -         -        -          4
Tax benefit related to stock
  options exercised                -         54       -        -         -         -        -         54
Market adjustment for committed
  ESOP shares                      -        182       -        -         -         -        -        182

                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 2000      38    38,780   37,022   (31,391)   (189)      (191)  (1,266)   42,803
                                  ===    ======   =======   ======   ======     ======   =====    ======


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Dollars in thousands)

Years ended September 30,                                                2000       1999       1998
Cash flows from operating activities:
Net income                                                            $  4,242      4,130      3,780
Adjustment to reconcile net income to net cash provided by
  operating activities:
    Depreciation                                                           446        447        352
    Deferred income taxes                                                  190          9       (103)
    Provision for loan losses                                              180        165        181
    Net amortization and accretion of premiums and discounts                (8)         3        (37)
    Amortization of cost of stock benefit plans                              7         44        229
    ESOP expense                                                           625        962      1,141
    Deferred loan costs, net of amortization                              (483)      (634)      (283)
    Stock dividend from FHLB of Chicago                                   (344)        -          -
    Amortization of deposit base intangible                                 21         32         41
    Recovery of impairment of investment securities
       available for sale                                                   -          -         (22)
    Gain on sale of real estate owned                                      (13)       (45)       (24)
    Increase in accrued interest receivable                               (496)      (118)      (102)
    Increase(decrease) in other assets, net                                 38         46        (77)
    (Increase) decrease in other liabilities, net                         (839)     1,316       (796)

                                                                         ------     ------      ------
    NET CASH PROVIDED by OPERATING ACTIVITIES                            3,566      6,357      4,280

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mortgage-backed securities held to maturity                (278)        -          -
   Proceeds from maturities of investment securities
      available for sale                                                    -      30,000     67,518
   Proceeds from sale of real estate owned                                  86        438        702
   Proceeds from redemption of Federal Home Loan Bank of Chicago stock      -         740      1,390
   Purchase of Federal Home Loan Bank of Chicago stock                    (106)    (3,845)    (2,200)
   Purchase of investment securities available for sale                 (7,972)   (39,951)   (58,436)
   Loans originated for investment                                    (110,184)  (196,859)  (142,788)
   Purchase of loans receivable                                             -         -       (2,378)
   Purchase of premises and equipment                                     (169)      (248)    (1,160)
   Principal repayments collected on loans receivable                   84,013    115,038    107,354
   Principal repayments collected on investment securities
      available for sale                                                    -         -        2,649
   Principal repayments collected on mortgage-backed
      securities held to maturity                                          684      7,590      5,689
                                                                        ------      -----     ------
NET CASH USED IN INVESTING ACTIVITIES                                  (33,926)   (87,097)   (21,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                             24,417     26,346      7,227
   Net increase in borrowed funds                                       18,900     64,850      8,000
   Net increase (decrease) in advance payments by borrowers for
      taxes and insurance                                               (5,788)     1,067      4,722
   Purchase of treasury stock                                           (3,377)    (9,312)    (5,896)
   Payment of common stock dividends                                      (991)    (1,005)    (1,073)
   Proceeds from exercise of stock options                                   4        209        371
                                                                        ------      -----     ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               33,165     82,155     13,351
                                                                        ------      -----     ------
Net change in cash and cash equivalents                                  2,805      1,415     (4,029)
Cash and cash equivalents at beginning of year                           3,390      1,975      6,004
                                                                        ------      -----     ------
Cash and cash equivalents at end of year                              $  6,195      3,390      1,975
                                                                        ======      =====     ======
CASH PAID DURING THE YEAR FOR:
  Interest                                                            $ 29,180     23,256     21,820
  Income taxes                                                           2,292      1,955      2,459
NON-CASH INVESTING ACTIVITIES - Loans transferred to real
     estate in foreclosure                                                 231        262      1,163
                                                                        ======      =====     ======

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

The Company through the branch network of the Bank provides financial and other banking services to customers located primarily in Chicago and surrounding suburbs of Chicago. Customers in these areas are primarily users of the Bank's loan and deposit services. A major portion of loans is secured primarily by real estate collateral, although borrower cash flow is expected to be the primary source of repayment.

While the Company's principal decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fidelity Federal Savings Bank, and the Bank's wholly owned operating subsidiary, Fidelity Corporation. All intercompany accounts have been eliminated in consolidation.

BASIS OF ACCOUNTING
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and conform to general practices within the banking industry. A summary of significant policies follows:

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the allowance for loan losses, fair values of financial instruments, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

For securities classified as either available for sale or held-to-maturity, the Company determines whether a decline in fair value below the amortized cost basis is other than temporary in nature. If the decline in fair value is judged by management to be other than temporary, the cost basis of the individual security is written down to fair value as the new cost basis and the amount of the write-down is included in earnings.

LOANS RECEIVABLE
Loans receivable are stated at unpaid principal balances plus net deferred loan costs, less loans in process, unearned discounts, and allowances for loan losses.

Loan fees are deferred, net of certain direct costs associated with loan originations. Net deferred fees or costs are amortized as yield adjustments over the contractual life of the loan using the interest method.

Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Factors in determining impairment include payment status, collateral value, and the probability of collecting scheduled payments. Large groups of smaller balance homogeneous loans, such as residential mortgages and consumer loans, are collectively evaluated for impairment.

The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. The allowance for loan losses reflects management's estimate of the reserves needed to cover the risks inherent in the Bank's loan portfolio. In determining a proper level of loss reserves, management periodically evaluates the adequacy of the allowance based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. The Bank's recent historical trends have resulted in no significant losses on mortgage and consumer loans that are 90 days or greater delinquent and on loans which management believes are uncollectible. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans receivable. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgements of information available to them at the time of their examination.

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

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are computed using the straight-line method over the estimated useful life of the respective asset. Useful lives are 25 to 40 years for office buildings, and 5 to 10 years for furniture, fixtures, and equipment. Amortization of leasehold improvements is computed on the straight-line method over the lesser of the term of the lease or the useful life of the property.

DEPOSIT BASE INTANGIBLE
The deposit base intangible arising from the Bank's branch purchase and assumption of the deposit liabilities is being amortized over 10 years, using the interest method. Accumulated amortization as of September 30, 2000 and 1999 was $499,000 and $478,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released annually to participants in the ESOP. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of stockholders' equity.

STOCK COMPENSATION
Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value of SFAS No. 123 to measure expense for options granted using an option pricing model to estimate fair value.

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

EARNINGS PER SHARE
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share include the dilutive effect of additional potential shares issuable under stock options.

Weighted average shares used in calculating earnings per share are summarized below:

                                                 2000       1999      1998
                                                ------     -----      -----
Basic
  Net Income                                 $    4,242      4,130      3,780
                                               --------- ---------  ---------
  Weighted average common shares outstanding  2,092,093  2,300,562  2,797,751
  Less: Average unallocated ESOP shares         (15,336)   (63,930)  (109,065)
                                               --------- ---------  ---------
     Average shares                           2,076,757  2,236,632  2,688,686

Basic earnings per common share              $     2.04  $    1.85  $    1.41
                                               --------- ---------  ---------

Diluted
  Net income                                 $    4,242      4,130      3,780
                                               --------- ---------  ---------
  Weighted average common shares outstanding
  for basic earnings per common share         2,076,757  2,236,632  2,688,686
  Add:  Dilutive effect of assumed exercises
        of stock options                         83,862    115,496    150,539
                                              ---------  ---------  ---------
     Average shares                           2,160,619  2,352,128  2,839,225
                                              ---------  ---------  ---------
Diluted earnings per common share            $     1.96  $    1.76  $    1.33
                                              =========  =========  =========

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income
(loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax effects, which are also recognized as separate components of equity.

RECLASSIFICATIONS
Certain reclassifications have been made in prior years financial statements to conform to the current year s presentation.

NEW ACCOUNTING PRONOUNCEMENTS
Beginning October 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in the fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard will not affect the Company's financial statement since the Company has no derivative holdings.

(2)   MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity are summarized as follows:

                                         2000                                   1999
                                    Gross      Gross                       Gross       Gross
                       Amortized unrealized unrealized Fair    Amortized unrealized unrealizef Fair
                         cost      gains     losses   value      cost     gains      losses   value
                                                        (in thousands)
Federal Home Loan
  Mortgage
  Corporation          $  3,179      23         -     3,202       3,585      52         -      3,637

There were no sales of mortgage-backed securities held to maturity during the years ended September 30, 2000, 1999 and 1998.


(3)   INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale are summarized as follows:

                                         2000                                      1999
                                    Gross      Gross                          Gross       Gross
                       Amortized unrealized unrealized  Fair      Amortized unrealized unrealized   Fair
                         cost      gains     losses     value        cost      gains      losses    value
                                                        (in thousands)
U.S. Government and
  agency obligations
  due:  .
    Within one year    $     -       -        -           -            -         -           -        -
    After one year
      to five years          -       -        -           -            -         -           -        -
    After 5 years
      to 10 years         68,436     -      2,833      65,603       68,428      -         2,358    66,070
Corporate Securities:
    After 10 years
    or more years          7,972    791       -         8,763          -        -            -        -

                        --------   ----     -----     -------      -------     ----        ---    -------
                       $  76,408    791     2,833      74,366       68,428      -         2,358    66,070
                        ========   ====     =====     =======      =======     ====       =====    ======

There were no sales of investment securities available for sale in 2000, 1999 and 1998. The fair value of investment securities available for sale is based upon quoted market prices where available. Actual maturities may differ from contractual maturities shown in the table above because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2000 and 1999, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

(4)  LOANS RECEIVABLE

Loans receivable are summarized as follows at September 30:

                                                     2000               1999
                                                         (in thousands)
One-to-four family mortgages                      $ 390,527           388,586
Multifamily mortgages                               118,309           100,412
Commercial                                            3,448             2,577
Construction                                          2,304               -
Consumer loans                                       17,101            14,016
                                                  ---------          --------
Gross loans receivable                              531,689           505,591

Less:
  Loans in process                                      (26)              (16)
  Deferred loan costs                                 3,299             2,816
  Allowance for losses on loans                        (950)             (780)
  Unearned discount on consumer loans                   (13)              (54)
                                                  ---------          --------
                                                  $ 533,999           507,557
                                                  =========          ========





Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 2000, 1999, and 1998 were approximately $6,062,000, $7,314,000, and $9,845,000, respectively. Custodial balances maintained in connection with the mortgage loans serviced for others were included in deposits at September 30, 2000, 1999, and 1998, and were approximately $207,000, $298,000, and $381,000, respectively. Service fee income for the years ended September 30, 2000, 1999, and 1998 was $22,000, $29,000, and $35,000, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                2000      1999      1998
                                                      (in thousands)
Balance at beginning of year                   $ 780       591       460
Provision for loan losses                        180       165       181
Charge-offs-loans receivable                     (13)       (8)      (51)
Recoveries                                         3        32         1
                                               -----      ----       ----
Balance at end of year                         $ 950       780       591
                                               =====      ====       ====

Non-accrual loans receivable were as follows:

                                                     Principal     Percent of
                                                      Balance      total loans
                                           Number  in thousands)   receivable

September 30, 2000:
  Loans receivable                           5        $   379        0.07%

September 30, 1999:
  Loans receivable                          10        $   343        0.07%

September 30, 1998:
  Loans receivable                           8        $   801        0.19%
  Commercial leases, Bennett Funding Group   1             30          -
                                           ---          -----       ------
                                             9            831        0.19%
                                           ===          =====       ======

The Company's non performing loan policies, which address nonaccrual loans and any other loans where the Company may be unable to collect all amounts due according to the contractual terms of the loan, meets the definition set forth for impaired loans. At September 30, 2000 and 1999, there were no loans considered to be impaired. At September 30, 1998, the recorded investment in loans considered to be impaired was $30,000, which consisted solely of certain commercial equipment leases as more fully discussed below. For statistical and discussion purposes, the leases are considered to be one loan.

On September 30, 1998, the Bank's $30,000 of commercial equipment leases originated by Bennett Funding Group met the criteria for impaired loans. The average recorded investment in impaired loans for the year ended September 30, 1998 was $198,000. There was no related allowance for impaired loans at September 30, 1998. There was no income recorded in 1998.


(5)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows at September 30:

                                                     1999           1998
                                                         (in thousands)
Loans receivable                                   $ 2,520          2,353
Mortgage-backed securities                              18             22
Investment securities available for sale             1,534          1,304
FHLB Stock                                             110            -
Reserve for uncollected interest                       (21)           (14)
                                                    ------          -----
                                                   $ 4,161          3,665
                                                    ======          =====

(6)  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at September 30:

                                                      2000          1999
                                                        (in thousands)
Land                                               $   855           815
Buildings                                            3,851         3,888
Leasehold improvements                               1,434         1,426
Furniture, fixtures, and equipment                   3,937         3,806
                                                    ------         -----
                                                    10,077         9,935
Less accumulated depreciation and amortization       6,152         5,733
                                                    ------         -----
                                                   $ 3,925         4,202
                                                    ======         =====

Depreciation and amortization of premises and equipment for the years ended September 30, 2000, 1999 and 1998 was $446,000, $447,000, and $352,000,
respectively.

The Bank is obligated under non-cancelable leases on two of its branches, and one location for the Company's wholly owned subsidiary, Fidelity Corporation. The leases contain renewal options and rent escalation clauses. Rent expense under these leases for the years ended September 30, 2000, 1999, and 1998 approximated $153,000, $136,000, and $144,000, respectively. The projected minimum rentals under existing leases as of September 30, 2000 are as follows:

Year ended September 30,                      Amount
            2001                             152,000
            2002                             153,000
            2003                             108,000
            2004                             105,000
            2005                             107,000
            Thereafter                       338,000
                                           ---------
            Total                        $   963,000
                                           =========

(7)  DEPOSITS

Deposits are summarized as follows at September 30:

                                            2000                                    1999
                            Stated or                                Stated or
                            Weighted               Percent            Weighted                 Percent
                            Average                of total            Average                of total
                             Rate       Amount     deposits             Rate      Amount     deposits
                                                      (Dollars in thousands)
Passbook accounts            4.09%     $121,787     31.9%              3.70%     $127,415      35.7%
NOW accounts                 2.03        28,361      7.5               2.22        22,962       6.4
Money market and
  management accounts        3.59        12,711      3.3               3.82        16,100       4.5
                             ----       -------     ----               -----       ------      -----
                                        162,859     42.7                          166,477      46.6

Certificate accounts:
  91-day certificates        4.30         1,029      0.3               4.40         2,160       0.6
  6-month certificates       5.24         7,660      2.0               4.67        10,503       3.0
  7-month certificates       4.70         2,509      0.7               5.03        31,955       9.0
  8-month certificates       4.70         1,609      0.4               4.63         5,125       1.4
  10-month certificates      6.11        16,834      4.4               5.40        45,000      12.6
  12-month certificates      6.39        31,017      8.1               4.87        18,600       5.2
  13-month certificates      6.63       105,917     27.8               5.75        35,610      10.0
  15-month certificates      6.12        15,307      4.0               4.90        12,475       3.5
  24-month certificates      6.57        22,694      6.0               5.28        10,170       2.8
  36-month certificates      5.46         5,291      1.4               5.65         6,843       1.9
  36-month rising rate
    certificates             5.64         2,826      0.7               5.17         3,959       1.1
  60-month certificates      5.82         5,881      1.5               6.01         8,139       2.3
  Other certificates           -            -         -                 -             -          -
                             ----       -------     ----               -----      -------      -----
                                        218,574     57.3                          190,539      53.4
                                        -------     ----                          -------      -----
                             5.30%     $381,433    100.0%              4.49%     $357,016     100.0%
                             ====       =======    =====               =====      =======      =====


The contractual maturities of certificate accounts are as follows at September
30:

                                      2000                    1999
                               Amount     Percent       Amount        Percent
                           (in thousands)           (in thousands)
Under 12 months             $ 191,016      87.4%        165,143         86.7
12 to 36 months                26,504      12.1          21,590         11.3
Over 36 months                  1,054       0.5           3,806          2.0
                            ---------     -----         -------        -----
                            $ 218,574     100.0%        190,539        100.0
                            =========     =====         =======        =====

The aggregate amount of certificate accounts with a balance of $100,000 or greater at September 30, 2000 and 1999 was approximately $35,261,000 and $26,623,000, respectively.

(8)  BORROWED FUNDS

Borrowed funds are summarized as follows at September 30:

                                      Interest rate            Amount
                                      2000     1999        2000       1999
                                                            (in thousands)
Secured advances from the
  FHLB of Chicago:
    Fixed rate advances due:
      January 5, 2000                   -  %   5.65      $    -       24,000
      February 21, 2000                 -      5.48           -       25,000

      August 8, 2000                    -      5.60           -       20,000
      May 8, 2001                      7.16     -          25,000       -
      December 5, 2001                 7.12     -          25,000       -
      May 8, 2002                      7.40                25,000       -
      June 5, 2003 (callable)          6.44     -          25,000       -
      August 22, 2010 (callable)       6.22     -           5,000       -
      September 7, 2010 (callable)     6.07     -           5,000       -
      August 17, 2001                  5.63    5.63        30,000     30,000


    Open line advance, due on demand   6.81    5.56        61,300     87,250
                                       ----   -----       -------    -------
Total borrowings from FHLB of Chicago                     201,300    186,250

Unsecured line of credit               8.73     -           3,850       -
                                       ----   -----       -------    -------
                                                         $205,150    186,250
                                                          =======    =======

FEDERAL HOME LOAN BANK OF CHICAGO ADVANCES The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the FHLB of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances.

Included in FHLB of Chicago advances at September 30, 2000 are $35.0 million of fixed-rate advances which are callable at the discretion of the FHLB of Chicago at periods from 6 months to 2 years from the origination date. The average term to maturity on these advances is 4.7 years, while the average term to call is 0.7 years. The Bank receives a lower cost of borrowing on such advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advance prior to its final maturity.

UNSECURED TERM BANK LOAN During fiscal 2000, the Company obtained a $5.0 million unsecured line of credit from an unrelated financial institution. The loan provides for an interest rate of the prime rate or 2% over the one, two, or three-month LIBOR at management's discretion, adjustable and payable at the end of the repricing period. At September 30, 2000, the loan carries an interest rate of 2% over the three-month LIBOR. The loan requires quarterly payments of all accrued unpaid interest due and one payment of all outstanding principal plus all accrued unpaid interest on December 15, 2001. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. At September 30, 2000, the Company was in compliance with these covenants.


(9)  REGULATORY MATTERS

The Bank is subject to regulatory capital requirements under the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratios, a core capital (as defined) to adjusted total assets ratio, and a risk based capital (as defined) to total risk-weighted assets ratio. Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that have changed the Bank's category.

The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                            To be well capitalized
                                                             For capital          under prompt
                                           Actual         adequacy purposes      corrective action
                                       Amount    Ratio    Amount     Ratio      Amount     Ratio
                                                    (dollars in thousands)
As of September 30, 2000
Total capital
  (to risk weighted assets)          $ 45,201    14.55%    24,859     8.00       31,074    10.00

Tier 1 capital
  (to risk weighted assets)            44,251    14.24       n/a       n/a       18,644     6.00

Tier 1 capital
  (to adjusted assets)                 44,251     6.95      19,113    3.00       31,854     5.00

Tangible capital
  (to total assets)                    44,251     6.95       9,541    1.50         n/a       n/a


As of September 30, 1999:
Total capital
  (to risk weighted assets)          $ 42,135    14.26      22,922    8.00       28,653    10.00

Tier 1 capital
  (to risk weighted assets)            41,355    14.43       n/a       n/a       17,192     6.00

Tier 1 capital
  (to adjusted assets)                 41,355     6.89      17,999    3.00       29,999     5.00

Tangible capital
  (to total assets)                    41,355     6.89       9,000    1.50         n/a       n/a



(10)  INCOME TAXES

Income tax expense is summarized as follows for the years ended September 30:

                                            2000        1999        1998
                                                    (in thousands)
Current:
  Federal                                 $ 2,015       2,388        1,978
  State                                       360         146          344
                                           ------       -----        -----
Total current                               2,375       2,534        2,322

Deferred:
  Federal                                     181           7          (84)
  State                                         9           2          (19)
                                           ------       -----        -----
Total deferred                                190           9         (103)
                                           ------       -----        -----
                                          $ 2,565       2,543        2,219
                                           ======       =====        =====

The reasons for the difference between the effective tax rate and the corporate Federal income tax rate of 34% are detailed as shown below for the years ended September 30:

                                            2000         1999         1998
Federal income tax rate                     34.0%        34.0         34.0
State income taxes, net of federal benefit   3.7          1.9          4.3
Other                                         -           2.1         (1.3)
                                           ------       -----        -----
Effective income tax rate                   37.7%        38.0         37.0
                                           ======       =====        =====

Retained earnings at September 30, 2000 included $4 million of "base-year" tax bad debt reserves for which no provision for federal or state income taxes has been made. If in the future this amount, or a portion thereof, is used for certain purposes, then a federal and state tax liability will be imposed on the amount so used at the then current corporate income tax rates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at September 30:

                                                                2000       1999
                                                                 (in thousands)
Deferred tax assets:
  Deferred compensation                                         $    22        20
  Allowance for loan losses                                         358       302
  Decline in value of investment security                         1,106     1,106
  Retirement and pension plans                                      326       485
  Unrealized gain on investment securities available for sale       776       914
  Other                                                              59        -
                                                                  -----     -----
                                                                  2,647     2,827
Less valuation allowance                                         (1,106)   (1,106)
                                                                  -----     -----
Deferred tax assets                                               1,541     1,721

Deferred tax liabilities:
  Deferred loan fees and costs                                   (2,056)   (1,784)
  FHLB stock, due to stock dividends                                (87)      (87)
  Property and equipment, due to depreciation                      (304)     (255)
  Tax bad debt reserves                                            (568)     (710)
  Tax basis in partnership less than book                          (187)     (182)
  Other                                                              -        (36)

                                                                 ------     -----
Deferred tax liabilities                                         (3,202)   (3,054)
                                                                 ------     -----
Net deferred tax liability                                      $(1,661)   (1,333)
                                                                 ======    ======

The valuation allowance for deferred tax assets was $1,106,000 as of September 30, 2000 and 1999. The valuation allowance relates to the capital loss of an investment security. As capital losses can only be utilized to offset capital gains, there is uncertainty as to the realization of this deferred tax asset.

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

Accumulated benefit obligation, projected benefit obligation, accrued pension liability, and net periodic pension cost, as estimated by the consulting actuary, and plan net assets as of August 31, the date of the latest actuarial valuation, are as follows:

                                                            2000       1999
                                                             (in thousands)
Change in benefit obligation:
  Beginning benefit obligation                            $ 1,754     1,537
  Service cost                                                153       139
  Interest cost                                               127       110
  Actuarial gain                                             (160)       (2)
  Benefits paid                                              (156)      (30)
                                                            -----     -----
Ending benefit obligation                                   1,718     1,754

Change in plan assets, at fair value:
  Beginning plan assets                                     1,409     1,281
  Actual return                                               255       158
  Employer contribution                                       470        -
  Benefits paid                                              (156)      (30)
                                                            -----     -----
Ending plan assets                                          1,978     1,409

Funded status                                                 260      (345)
  Unrecognized net actuarial gain                            (379)     (101)
  Unrecognized prior service cost                             (35)      (39)
  Unrecognized transition obligation                          (41)      (47)
                                                            -----     -----
Accrued benefit cost                                      $  (195)     (532)
                                                            =====     =====

The component of pension expense and related Actuarial assumptions were as follows for the years ended September 30:

                                                      2000     1999    1998
                                                          (in thousands)
Service cost                                         $ 153      139     128
Interest cost                                          127      110      93
Actuarial return on plan assets                       (255)    (158)    (13)
Net amortization and deferral                          (10)     (10)    (10)
Net gain (loss) on assets                              117       48     (86)
                                                      ----      ---     ---
Net periodic pension cost                            $ 132      129     112
                                                      ====      ===     ===

Discount rate on benefit obligation                   7.25%    7.25%   7.25%
Long-term expected rate of return on plan assets      8.00     8.00    8.00
Rate of compensation increase                         6.00     6.00    6.00
                                                      ====     ====    ====

The Bank sponsors the Fidelity Federal Savings Bank Supplemental Retirement Plan. The Supplemental Retirement Plan is intended to provide retirement benefits and preretirement death and disability benefits for certain officers of the Bank. Benefits accrued were $855,000 and $915,000 at September 30, 2000 and 1999, respectively. The expense for the years ended September 30, 2000, 1999, and 1998 was approximately $77,000, $129,000, and $121,000, respectively.



(12)  OFFICER, DIRECTOR, AND EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) In conjunction with the Bank's conversion, the Bank formed an ESOP. The ESOP covers substantially all full-time employees over the age of 21 and with more than one year of employment. The ESOP borrowed $2.9 million from the Company and purchased 290,950 common shares of the Company issued in the conversion. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period not to exceed seven years. Compensation expense related to the ESOP was $415,000, $900,000, and $1.1 million for the years ended September 30, 2000, 1999, and 1998, respectively.

Shares held by the ESOP were as follows for the years ended September 30,

                                                          2000        1999
                                                          ----        ----
Allocated to participants                               257,591      218,593
Unearned                                                 18,876       63,228
                                                       --------     --------
   Total ESOP shares                                    276,467      281,821
                                                       ========     ========

Fair value of unearned shares                         $ 333,879  $ 1,059,069
                                                       ========    =========

STOCK OPTION PLANS In conjunction with the conversion, the Company and its stockholders adopted an incentive stock option plan for the benefit of employees of the Company and a directors' stock option plan for the benefit of outside directors of the Company.

The number of shares of common stock authorized under the employees' plan is 287,313. The exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. Under the employees' plan, options granted become exercisable at a rate of 20% per year commencing one year from the date of the grant. A summary of the stock option activity and related information in the employee plan follows:

                                      2000                   1999                1998
                                          Weighted               Weighted            Weighted
                                          Average                Average             Average
                                          Exercise               Exercise            Exercise
                                  Shares    Price        Shares    Price     Shares    Price
                                 -------- ---------     -------- ---------  -------- --------
Outstanding at beginning of year  171,876   $ 10.14      188,864   $ 10.16    245,192  $ 10.12
Granted                              -         -            -         -          -        -
Exercised                         (2,420)    10.00      (16,988)    10.35    (56,328)   10.00
Cancelled                            -         -            -         -          -        -
                                 -------    ------      -------    ------    -------    -----
End of period                    169,456   $ 10.15      171,876   $ 10.14    188,864  $ 10.16
                                 =======    ======      =======    ======    =======   ======
Options exercisable              168,256                169,176              179,632
                                 =======                =======              =======

At September 30, 2000, options for 36,121 shares were available under the employee plan, which includes additions to the available shares of 14,520, representing cancelled shares.

The number of shares of common stock authorized under the directors' plan is 76,374. The exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10
years.   Options issued to outside directors of the Company are immediately exercisable. A summary of the stock option activity and related information in the director plan follows:

                                        2000                   1999                1998
                                          Weighted               Weighted            Weighted
                                          Average                Average             Average
                                          Exercise               Exercise            Exercise
                                  Shares    Price        Shares    Price     Shares    Price
                                 -------- ---------     -------- ---------  -------- --------
Outstanding at beginning of year 34,466    $ 10.00      37,966    $ 10.00    45,089   $ 10.00
Granted                           9,964      17.56         -          -         -        -
Exercised                        16,602)     10.00      (3,500)     10.00    (7,123)    10.00
Cancelled                            -         -            -         -          -        -
                                 -------    ------      -------    ------    -------    -----
End of period                    27,828    $ 12.71      34,466    $ 10.00    37,966   $ 10.00
                                 =======    ======      =======    ======    =======   ======
Options exercisable              27,828                 34,466               37,966
                                 =======                =======              =======
Fair value of options granted
 during period                             $  2.17                $  N/A              $  N/A
                                            ======                 ======              ======

At September 30, 2000, there were no options available under the directors plan.

The following table summarizes information about the stock options outstanding at September 30, 2000:

                                     Outstanding             Exercisable
                                  -----------------      -----------------
                                          Weighted               Weighted
                                           Average                Average
                                          Remaining              Remaining
                                         Contractual            Contractual
                                  Number     Life        Number     Life
                                 --------  ---------    --------  ---------
Range of Exercise Prices
$10.00 to $13.00                 183,720      3.22       183,420     3.22
$13.01 to $17.56                  13,564      8.48        12,664     8.76
                                --------     -----      --------    -----
                                 197,284      3.58       196,084     3.57
                                ========     =====      ========    =====

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future in more options granted.


                                                   2000      1999     1998
Net Income:
   As reported                                   $ 4,242    4,130    3,780
   Pro forma                                       4,222    4,110    3,760

Earnings per share:
 Basic:
   As reported                                      2.04     1.85     1.41
   Pro forma                                        2.03     1.84     1.40

 Diluted:
   As reported                                      1.96     1.76     1.33
   Pro forma                                        1.95     1.75     1.32


The pro forma effects are computed using the option pricing models, using the following weighted-average assumptions as of the grant date.

                                                   2000      1999      1998
Dividend yield                                     2.71%     1.96%     1.61%
Risk-free interest rate                            5.90%     5.75%     4.25%
Weighted average expected life                     4.8 yrs   4.8 yrs   4.8 yrs
Expected volatility                               11.28%    23.38%    20.07%

</ TABLE>


(13)  COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                  Year ended September 30,
                                                  2000    1999      1998
Unrealized holding gains and losses on
   available for sale investment securities      $ 316   (2,898)    326
Tax effect                                        (102)   1,078    (120)
                                                  ----    -----    ----
Other comprehensive income (loss)                 $ 214   (1,820)    206
                                                  ====    =====    ====


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

Commitments to originate mortgage loans at September 30, 2000 of $9.3 million represent amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days of which $178,000 were fixed rate, with rates ranging from 8.25% to 8.375%, and $9.1 million were adjustable rate.

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

DEPOSITS The fair values for demand deposits with no stated maturity are equal to the amount payable on demand as of September 30, 2000 and 1999, respectively. The fair value for fixed-rate certificate accounts is based on the discounted value of contractual cash flows using the interest rates currently being offered for certificates of similar maturities as of September 30, 2000 and 1999, respectively.

BORROWED FUNDS Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The estimated fair value of the Company's financial instruments at September 30, 2000 and 1999 are as follows:

                                                2000                             1999
                                     Net carrying     Estimated      Net carrying
Estimated
                                        amount       fair value         amount       fair
value
                                                         (in thousands)
FINANCIAL ASSETS:
  Cash and due from banks             $   4,690           4,690           2,714          2,714
  Interest-earning deposits               1,405           1,405             576            576
  Federal funds sold                        100             100             100            100
  Investment securities                  87,610          87,633          79,270         79,322
  Loans receivable                      533,999         532,402         508,337        499,109
  Accrued interest receivable             4,161           4,161           3,665          3,665
                                        -------         -------         -------        -------
Total financial assets                $ 631,965         630,391         594,662        585,486
                                        =======         =======         =======        =======
FINANCIAL LIABILITIES:
  Noninterest-bearing deposits            9,287          9,287            6,385          6,385
  NOW, money market and management,
    and passbook accounts               153,572        153,572          160,092        160,092
  Certificate accounts                  218,574        218,111          190,539        189,986
  Borrowed funds                        205,150        204,561          186,250        186,003
  Accrued interest payable                1,277          1,277            1,345          1,345
                                        -------        -------          -------        -------
Total financial liabilities           $ 587,860        586,808          544,611        543,811
                                        =======        =======          =======        =======


(15)  SHAREHOLDERS' RIGHTS PLAN

On February 18, 1997, the Company's Board of Directors adopted a shareholders' rights plan (the Rights Plan). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles the registered holder thereof, under certain limited circumstances, to purchase one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $60.00. Rights do not become exercisable until eleven business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of the Company's common stock, or in the event a person or group owning 10% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If the Company is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, the

Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate Dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire in February 2007.


(16) CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition as of September 30, 2000 and 1999 and condensed statements of earnings and cash flows for the three years ended September 30, 2000 for Fidelity Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                     STATEMENT OF FINANCIAL CONDITION
                                                            September 30,
                                                         2000          1999
                                                            (in thousands)
ASSETS
Cash and cash equivalents                            $  1,642            468
Investment securities available for sale,
    at fair value                                       8,763            -
Equity investment in the Bank                          43,989         40,856
Accrued interest                                          162            -
Other assets                                              586            793
                                                      -------         ------
                                                     $ 55,142         42,117
                                                      =======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Borrowed funds from Bank                                8,000            -
Other borrowed funds                                    3,850            -
Accrued taxes and other liabilities                       489             96
                                                      -------         ------
                                                       12,339             96

Stockholders' equity                                   42,803         42,021
                                                      -------         ------
                                                     $ 55,142         42,117
                                                      =======         ======

                            STATEMENTS OF EARNINGS
                                           Year ended September 30,
                                     2000          1999            1998
                                                  (in thousands)
Equity in earnings of the Bank     $ 4,463        4,358           3,890
Interest income                        103           58             141
Interest expense                      (165)          -               -
Recovery on impairment
  of investment securities               -           -               22
Non-interest expense                  (307)        (359)           (338)
                                    ------        -----           -----
Income before income taxes           4,094        4,057           3,715
Income tax benefit                    (148)         (73)            (65)
                                    ------        -----           -----
Net income                         $ 4,242        4,130           3,780
                                    ======        =====           =====

                              STATEMENTS OF CASH FLOWS
                                                 Year ended September 30,
                                             2000          1999           1998
                                                        (in thousands)
OPERATING ACTIVITIES:
  Net income                                 $ 4,242       4,130          3,780
  Equity in earnings of the Bank              (4,463)     (4,358)        (3,890)
  Dividends received from the Bank             1,695       9,864          2,330
  Net amortization and accretion of
    premiums and discounts                        -           -               1
  Recovery of impairment of
    investment securities                         -           -             (22)
  Increase in accrued interest receivable       (162)         -              -
  Decrease (increase) in other assets            145        (118)           (51)
  Increase (decrease) in accrued taxes and
    other liabilities                           (240)         62           (222)
                                              ------       -----          -----
Net cash provided by operating activities      1,217       9,580          1,926

INVESTING ACTIVITIES:
  Purchase of investment securities available
    for sale                                  (7,972)         -             -
  Principal repayments collected
    on investment securities                     -            -           1,134
  Principal payment received on ESOP loan        443         460            570
                                              ------       -----          -----
Net cash provided by (used in)
    investing activities                      (7,529)        460          1,704

FINANCING ACTIVITIES:
  Proceeds from intercompany loans             8,000          -             -
  Proceeds from borrowed funds                 3,850          -             -
  Purchase of treasury stock                  (3,377)     (9,312)        (5,896)
  Payment of common stock dividends             (991)     (1,005)        (1,073)
  Proceeds from exercise of stock options          4         209            371
                                              ------       -----          -----
Net cash provided by (used in)
    financing activities                       7,486     (10,108)        (6,598)
                                             -------       -----          -----
Net increase (decrease) in cash
    and cash equivalents                       1,174         (68)        (2,968)
Cash and cash equivalents at beginning
  of year                                        468         536          3,504
                                             -------       -----          -----

Cash and cash equivalents at end of year     $ 1,642         468            536
                                           ======      =====         =====

(18)  QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth certain unaudited income and expense and per share data on a quarterly basis for the three-month period indicated:

                                     Year ended September 30, 2000      Year ended September 30, 1999
                                  1st Qtr  2nd Qtr  3rd Qtr  4th Qtr   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                                              (in thousands, except per share data)
Interest income                 $ 10,689   10,815   11,020   11,327     9,270    9,525    9,974   10,525
Interest expense                   6,678    6,921    7,432    8,081     5,640    5,680    5,986    6,456
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  before provision
  for loan losses                  4,011    3,894    3,588    3,246     3,630    3,845    3,988    4,069
Provision for loan
  losses                              40       15       55       70        25       15       55       70
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  after provision for
  loan losses                      3,971    3,879    3,533    3,176     3,605    3,830    3,933    3,999

Other income                         338      399      415      416       262      217      360      307
Non-interest expense               2,477    2,467    2,356    2,020     2,418    2,451    2,517    2,454
                                   -----    -----    -----    -----     -----    -----    -----    -----
Income before income tax
  expense                          1,832    1,811    1,592    1,572     1,449    1,596    1,776    1,852
Income tax expense                   699      683      586      597       540      602      666      735
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net income                      $  1,133    1,128    1,006      975       909      994    1,110    1,117
                                   =====    =====    =====    =====     =====    =====    =====    =====

Earnings per share              $   0.51     0.52     0.48     0.47      0.36     0.42     0.48     0.49
                                    ====     ====     ====     ====     =====    =====    =====    =====
Cash dividends declared
  per share                     $   0.11     0.12     0.12     0.12      0.10     0.11     0.11     0.11
                                    ====     ====     ====     ====     =====    =====    =====    =====



                         INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Fidelity Bancorp, Inc.
Chicago, Illinois:


We have audited the accompanying consolidated statement of financial condition of Fidelity Bancorp, Inc. (the Company) as of September 30, 2000, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                           Crowe, Chizek and Company LLP


Oak Brook, Illinois
October 27, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Notice of change in accountants was filed under Form 8-K on September 30, 1999 to report the change in accountants from KPMG LLP to Crowe, Chizek and Company LLP. Further discussion of the change in accountants appears on page 17 of the Proxy Statement which is incorporated herein by reference. No disagreements on accounting and financial disclosure matters have occurred for the 24 months prior to, or in months subsequent to, September 30, 2000.


                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to directors and executive officers appears in the Company's proxy statement for the annual meeting of stockholders to be held on January 24, 2001 and is incorporated herein by reference.

         Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership and changes in ownership with the Securities and Exchange Commission. They are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms, and, if appropriate, representations made to us by any reporting person concerning whether a Form 5 was required to be filed for 2000, we are not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the fiscal year ended September 30, 2000.


ITEM 11. EXECUTIVE COMPENSATION

         The information relating to executive compensation (excluding the sections marked "Compensation Committee Report of Executive Compensation" and "Stock Performance Graph") appears in the Company's proxy statement for the annual meeting of stockholders to be held on January 24, 2001 and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management appears in the Company's proxy statement for the annual meeting of stockholders to be held on January 24, 2001 and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions appears on pages 10, 11, and 12 of the Company's proxy statement for the annual meeting of stockholders to be held on January 24, 2001 and is incorporated herein by reference.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

 (a) EXHIBITS

     Exhibit No.
       3.1  Restated Certificate of Incorporation of Fidelity Bancorp, Inc.*
       3.2  Bylaws of Fidelity Bancorp, Inc.*
       4.0  Stock Certificate of Fidelity Bancorp, Inc.*
      10.1 Employment Agreements between the Bank and Executive and Employee Agreement between the Company and Executive *
      10.2 Special Termination Agreement between the Bank and Executive and Special Termination Agreement between the Company and Executive *
      10.6  Employee Stock Ownership Plan and Trust ***
      10.8  Recognition and Retention Plan and Trust *
      10.9  Incentive Stock Option Plan **
      10.10 Stock Option Plan for Outside Directors **
      10.11 Rights Agreement
      21.0 Subsidiary information is incorporated herein by reference to "Part II - Subsidiaries"
      23.1  Consent from KPMG LLP
      27.0  Financial Data Schedule
      99.1 Proxy Statement and form of proxy for the 2001 Annual Meeting of Stockholders (except such portions incorporated by reference into this Form 10-K, the proxy materials shall not be deemed to be "filed" with the Commission).

 (b)  REPORTS on FORM 8-K

      None


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

   **** Incorporated herein by reference into this document from the exhibits to Form 10-K, filed on February 17, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FIDELITY BANCORP, INC.


                                 By:   /s/ Raymond S. Stolarczyk
                                       -------------------------
                                       Raymond S. Stolarczyk
Date:  December 20, 2000               Chairman of the Board and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Name                                 Title                   Date

/s/ Raymond S. Stolarczyk   Chairman and Chief Executive    December 20, 2000
-------------------------   Officer
Raymond S. Stolarczyk

/s/ Thomas E. Bentel        President and Chief             December 20, 2000
-------------------------   Operating Officer
Thomas E. Bentel

/s/ Elizabeth A. Doolan     Vice President and              December 20, 2000
-------------------------   Chief Financial Officer
Elizabeth A. Doolan

/s/ Judith K. Leaf          Corporate Secretary             December 20, 2000
-------------------------
Judith K. Leaf

/s/ Paul J. Bielat          Director                        December 20, 2000
-------------------------
Paul J. Bielat

/s/ Edward J. Burda         Director                        December 20, 2000
-------------------------
Edward J. Burda

/s/ Patrick J. Flynn        Director                        December 20, 2000
-------------------------
Patrick J. Flynn

/s/ Richard J. Kasten       Director                        December 20, 2000
-------------------------
Richard J. Kasten