Form 10-Q
period 2000-12-31
FIDELITY BANCORP INC /DE/
filed 2001-01-23
CIK 912219

===============================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2000


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,011,710 shares of common stock, par value $.01, outstanding as of January 18, 2001.




===============================================================================

                             FIDELITY BANCORP, INC.
                                   FORM 10-Q

                                    INDEX

Part I.   FINANCIAL INFORMATION                                      PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of December 31, 2000 (unaudited) and September 30, 2000    1


          Consolidated Statements of Earnings for the three
          months ended December 31, 2000 and 1999 (unaudited)           2

          Consolidated Statements of Changes in Stockholders'
          Equity for the three months ended December 31, 2000
          and 1999 (unaudited)                                          3

          Consolidated Statements of Cash Flows for the three
          months Ended December 31, 2000 and 1999 (unaudited)           4

          Notes to Unaudited Consolidated Financial Statements
          (unaudited)                                                   5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          6-10

Item 3.   Quantitative and Qualitative Disclosures about Market Risks 11-12




Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            14

Item 2.   Changes in Securities                                        14

Item 3.   Defaults upon Senior Securities                              14

Item 4.   Submission of Matters to a Vote of Security Holders          14

Item 5.   Other Information                                            14

Item 6.   Exhibits and Reports on Form 8-K                             14

          Signature Page                                               15

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                          December 31,   September 30,
ASSETS                                                        2000           2000

Cash and due from banks                                    $    5,495         4,690
Interest-earning deposits                                         616         1,405
Federal funds sold                                                100           100
                                                              -------       --------
Cash and cash equivalents                                       6,211         6,195

FHLB of Chicago stock, at cost                                 10,485        10,065
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $3,131
  at December 31, 2000 and $3,202 at September 30, 2000)        3,065         3,179
Investment securities available for sale, at fair value        75,801        74,366
Loans receivable, net of allowance for loan losses of $1,017
  at December 31, 2000 and $950 at September 30, 2000         541,204       533,999
Accrued interest receivable                                     3,725         4,161
Real estate in foreclosure                                         11             3
Premises and equipment                                          3,879         3,925
Deposit base intangible                                             9            13
Other assets                                                      432         1,125
                                                              -------       -------
                                                            $ 644,822       637,031
                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      385,532       381,433
Borrowed funds                                                203,130       205,150
Advance payments by borrowers for taxes and insurance           5,608         2,198
Other liabilities                                               6,275         5,447
                                                              -------       -------
Total liabilities                                             600,545       594,228

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,010,785 and 2,025,085 shares
  outstanding at December 31, 2000 and September 30, 2000,
  respectively                                                     38            38
Additional paid-in capital                                     38,811        38,780
Retained earnings, substantially restricted                    37,642        37,022
Treasury stock, at cost (1,771,565 and 1,757,265 shares at
  December 31, 2000 and September 30, 2000, respectively)     (31,651)      (31,391)
Common stock acquired by Employee Stock Ownership Plan            -            (189)
Common stock acquired by Bank Recognition and Retention Plans    (186)         (191)
Accumulated other comprehensive income                           (377)       (1,266)
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     44,277        42,803

                                                           $  644,822       637,031
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)


Three months ended December 31,                           2000          1999
                                                         ------        ------

Interest Income:
  Loans receivable                                           $ 10,234         9,290
  Investment securities                                         1,632         1,322
  Mortgage-backed securities                                       53            65
  Other interest income                                            14            12
                                                               ------        ------
                                                               11,933        10,689
Interest Expense:
  Deposits                                                      5,015         4,066
  Borrowed funds                                                3,538         2,612
                                                               ------        ------
                                                                8,553         6,678
                                                               ------        ------
Net interest income before provision for loan losses            3,380         4,011
  Provision for loan losses                                        70            40
                                                               ------        ------
Net interest income after provision for loan losses             3,310         3,971

Non-Interest Income:
  Fees and commissions                                            118           103
  Insurance and annuity commissions                               146           224
  Other                                                           121            12
                                                               ------        ------
                                                                  385           339
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits                              1,411         1,425
    Office occupancy and equipment                                374           358
    Data processing                                               134           127
    Advertising and promotions                                    155           182
    Other                                                         361           380
  Amortization of intangible                                        4             6
                                                               ------        ------
                                                                2,439         2,478

Income before income taxes                                      1,256         1,832
Income tax expense                                                393           699
                                                               ------        ------
Net income                                                   $    863         1,133
                                                               ======        ======

Earnings per share - basic                                   $   0.43          0.53
                                                               ======        ======
Earnings per share - diluted                                 $   0.41          0.51
                                                               ======        ======
Comprehensive income                                         $  1,752            48
                                                               ======        ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

Three months ended December 31, 2000 and 1999                 Accumulated
                                                                                      Other
                                                                   Common   Common  Comprehen-
                                   Additional                      Stock    Stock     sive
                           Common   Paid-In   Retained Treasury  Acquired  Acquired  Income
                            Stock   Capital   Earnings   Stock   by ESOP  by BRRP's  (Loss)      Total
                             ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1999          38    38,690     33,771  (28,168)    (632)    (198)   (1,480)     $ 42,021
Net income                     -         -      1,133        -        -        -         -         1,133
Purchase of treasury stock
 (59,500 shares)               -         -          -   (1,038)       -        -         -        (1,038)
Cash dividends ($.11 per
 share)                        -         -       (243)       -        -        -         -          (243)
Amortization of award of
 BRRP's stock                  -         -          -        -        -        2         -             2
Cost of ESOP shares released   -         -          -        -      443        -         -           443
Exercise of stock options
 and reissuance of treasury
 shares (420 shares)           -        (3)         -        7        -        -         -             4
Tax benefit related to
 stock options exercised       -         1          -        -        -        -         -             1
Market adjustment for
 committed ESOP shares         -        76          -        -        -        -         -            76
Change in accumulated other
 comprehensive income          -         -          -        -        -        -     (1,085)      (1,085)
                             ---    ------    -------   -------   ------    -----     -----      -------
Balance at
 December 31, 1999          $ 38    38,764     34,661   (29,199)   (189)    (196)    (2,565)    $ 41,314
                             ===    ======    =======   =======   ======    =====     =====      =======

Balance at
  September 30, 2000          38    38,780     37,022  (31,391)    (189)    (191)    (1,266)    $ 42,803
Net income                     -         -        863        -        -        -         -           863
Purchase of treasury stock
 (16,000 shares)               -         -          -     (290)       -        -         -          (290)
Cash dividends ($.12 per
 share)                        -         -       (243)       -        -        -         -          (243)
Amortization of award of
 BRRP's stock                  -         -          -        -        -        5         -             5
Cost of ESOP shares released   -         -          -        -      189        -         -           189
Exercise of stock options
 and reissuance of treasury
 shares (1,700 shares)         -       (11)         -       30        -        -         -            19
Tax benefit related to
 stock options exercised       -         4          -        -        -        -         -             4
Market adjustment for
 committed ESOP shares         -        38          -        -        -        -         -            38
Change in accumulated other
 comprehensive income          -         -          -        -        -        -        889          889
                             ---    ------    -------   -------   ------    -----     ------     -------
Balance at
 December 31, 2000          $ 38    38,811     37,642   (31,651)      -     (186)      (377)    $ 44,277
                             ===    ======    =======   =======   ======    =====     ======     =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Three months ended December 31,                              2000         1999
                                                                --------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $    863        1,133
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                      89          109
    Deferred income taxes                                            (85)           1
    Provision for loan losses                                         70           40
    Net amortization and accretion of premiums and discounts          (4)         (11)
    Amortization of cost of stock benefit plans                        5            2
    ESOP                                                             227          519
    Deferred loan costs, net of amortization                         (62)         (45)
    Stock dividend from FHLB of Chicago                             (191)           -
    Amortization of deposit base intangible                            4            6
    Decrease in accrued interest receivable                          436          847
    Decrease (increase) in other assets                              689         (197)
    Increase (decrease) in other liabilities                         373          (21)
                                                                --------       ------
Net cash provided by operating activities                          2,414        2,383
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of real estate owned                            4            -
    Purchase of mortgage-backed securities held to maturity          (77)           -
    Purchase of Federal Home Loan Bank of Chicago Stock             (229)           -
    Loans originated for investment                              (33,767)     (20,760)
    Purchase of premises and equipment                               (43)         (75)
    Principal repayments collected on loans receivable            26,548       21,080
    Principal repayments collected on mortgage-backed securities
    held to maturity                                                 191          209
                                                                --------       ------
Net cash provided by (used in) investing activities               (7,373)         454
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                       4,099          948
    Net increase (decrease) in borrowed funds                     (2,020)       2,290
    Net increase (decrease) in advance payments by borrowers
       for taxes and insurance                                     3,410       (2,742)
    Purchase of treasury stock                                      (290)      (1,038)
    Payment of common stock dividends                               (243)        (243)
    Proceeds from exercise of stock options                           19            4
                                                                --------       ------
Net cash provided by (used in) financing activities                4,975         (781)
                                                                --------       ------
Net change in cash and cash equivalents                               16        2,056
Cash and cash equivalents at beginning of period                   6,195        3,390
                                                                --------       ------
Cash and cash equivalents at end of period                      $  6,211        5,446
                                                                ========       ======
CASH PAID DURING THE PERIOD FOR:
    Interest                                                    $  8,414        6,587
    Income taxes                                                     190            -
NON-CASH INVESTING ACTIVITIES-
    Loans transferred to real estate in foreclosure             $     11          145
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

The results of operations and other data for the three months ended December 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2001.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All intercompany accounts and transactions have been eliminated in consolidation.

(2)  Earnings Per Share

Basic earnings per share for the three months ended December 31, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods, which were 2,014,563 and 2,144,952, respectively. ESOP shares are considered outstanding for the calculation unless unearned.

Diluted earnings per share for the three months ended December 31, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods, which were 2,096,148 and 2,230,969, respectively. Diluted earnings per share include the dilutive effects of additional potential issuable under stock options.

(3)  Comprehensive Income

The Company's comprehensive income includes net income and other comprehensive income (loss) comprised entirely of unrealized gains or losses on securities available for sale, net of tax effects, which are also recognized as separate components of equity.

Three months ended December 31,                           2000         1999
                                                          ----         ----
Net income                                                  863       1,133
Other comprehensive income, net of tax -
   Unrealized gain (loss) on securities available
   for sale arising during the period                       889      (1,085)
                                                          -----        ----
Comprehensive Income                                      1,752          48
                                                          =====        ====

(4)  Commitments and Contingencies

At December 31, 2000, the Bank had outstanding commitments to originate loans of $8.7 million, of which $195,000 was at a fixed 8.375% rate and $8.5 million were adjustable rate commitments. In addition to the outstanding commitments there are six construction and development loan commitments for a total of $10.1 million with floating rates based on prime plus a margin. Draws on these construction and development loan commitments totaled $6.1 million through December 31, 2000.


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

The Company reported earnings for the first fiscal quarter ended December 31, 2000 of $863,000, compared with $1.1 million for the same quarter a year ago. Earnings per diluted share for the quarter ended December 31, 2000 were $0.41 per share, a decrease of $0.10 from the quarter ended December 31, 1999. Despite a significant increase in interest income, earnings per share and net income declined in the first quarter due to higher interest expense.

The Company also announced that the board of directors declared a quarterly dividend of $0.12 per share, payable February 15, 2001 to shareholders of record as of January 31, 2001.


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

LIQUIDITY & CAPITAL RESOURCES

Liquidity management for the Bank is both a daily and long-term function of management's strategy. The Company's primary sources of funds are deposits and borrowings, proceeds from principal and interest on loans and mortgage-backed securities. While maturities and scheduled amortization of loan and mortgage prepayments are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles and economic conditions. The Bank generally manages the pricing of its deposits to be competitive and increase core deposit relationships. The Bank utilizes particular sources of funds based on comparative costs and availability.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The minimum liquidity requirement is 4% of the liquidity base. Liquidity requirements are determined quarterly, and savings associations have the option of calculating their liquidity requirements either on the basis of
(i) their liquidity base at the end of the preceding quarter or (ii) the average daily balance of their liquidity base during the preceding quarter. Savings associations must maintain liquidity in excess of the minimum requirement if necessary to insure safe and sound operations. At December 31, 2000, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 14.98%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $2.4 million for the three months ended December 31, 2000. Net cash used in investing activities was $7.4 million for the three month period ended December 31, 2000. Loan originations amounted to $33.8 million, which were offset primarily by $26.7 million in principal repayments received from loans and mortgage-backed securities. Cash flows provided by financing activities amounted to $5.0 million for the three months ended December 31, 2000. Deposits increased $4.1 million in the first quarter of fiscal 2001, as did advance payments from borrowers, by $3.4 million. These sources of funds were partially offset by $2.0 million in repayment of FHLB advances.

At December 31, 2000, the Bank had outstanding loan commitments of $8.7 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2000 totaled $200.9 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of December 31, 2000, the Company and the Bank met the capital adequacy requirements to which they are subject. The Bank's Tangible Equity ratio at December 31, 2000 was 7.01%. The Tier 1 Capital ratio was 7.01%, the Tier 1 Risk-based ratio was 14.39%, and the Total Risk-Based Capital ratio was 14.71%.

The most recent notification from the federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Company's or the Bank's category.


CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 2000 were $644.8 million, compared to $637.0 million at September 30, 2000. Loans receivable, net of allowance for loan losses, grew $7.2 million. The Company continues to offer various loan products, and prices them competitively. The Company's loan originations for the quarter ended December 31, 2000 were $33.8 million, with a weighted average yield of 8.98%.

Deposits grew to $385.5 million at December 31, 2000, up from $381.4 million at September 30, 2000. FHLB advances decreased from $205.2 million at September 30, 2000 to $203.1 million at December 31, 2000.

Book value per share on December 31, 2000 was $22.02, compared with $21.14 at September 30, 2000. The increase was the result of the current quarter earnings, the Company's ESOP adjustment and the change in accumulated other comprehensive income.

INVESTMENT ACTIVITIES

The Company is the holder of certain subordinated notes (the "Notes") issued by Cole Taylor Financial Group, Inc. The Notes have a par value and cost basis of $3.0 million. The Notes were acquired by the Company in 1994, when Cole Taylor was the parent company for both a consumer finance company and a Chicago area bank. In fiscal 1997, Cole Taylor's bank subsidiary was "spun-off" to certain Cole Taylor shareholders in exchange for stock and certain assets. The Notes remained as obligations of the surviving company, which is now known as Reliance Acceptance Group, Inc. ("RAG") and is the parent company for the consumer finance company.

A detailed summary discussing the Company's write-down of the Notes and various continuing lawsuits with respect to the Notes is included in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission on December 20, 2000. The lawsuit involving the primary defendants has been re-scheduled to March 15, 2001.

ASSET QUALITY

As of December 31, 2000, the Company had non-performing assets of $519,000. The non-performing assets at December 31, 2000 included one multi-unit building, one commercial building, three single-family residences, and two consumer loans. There were no assets classified as doubtful.

The Company's ratio of non-performing loans to net loans receivable remains below industry standards. The consistently low 0.08% non-performing assets to total assets are a result of management's ongoing monitoring and follow-up procedures of delinquent customers. A review of the foreclosed residential properties has established that no specific allowances were necessary, and management does not expect any material losses from the non-performing loans.

STOCK REPURCHASE

The Company announced it's most recent stock repurchase plan, the 10th, on October 19, 1999 for 110,000 shares and expanded it to 220,000 on January 26, 2000. Through December 31, 2000, 207,200 shares had been repurchased at an average price of $17.70 per share. The Company views stock repurchase programs as part of an ongoing strategy to build value for stockholders.

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

                                                       Three months ended December 31,
                                                2000                            1999
                                                         Average                        Average
                                  Average                 Yield/     Average             Yield/
                                  Balance     Interest     Cost     Balance  Interest    Cost
                                                    (dollars in thousands)
Interest-earning assets:
 Loans receivable, net          $ 538,457     10,234     7.60%     $ 504,489    9,290    7.37%
 Mortgage-backed securities         2,924         53     7.25%         3,481       65    7.47%
 Interest-bearing deposits            748         12     6.42%           892       11    4.93%
 Investment securities,
  and federal funds sold           85,241      1,634     7.67%        75,738     1,323   6.99%
                                 --------      -----     -----       -------     -----   -----
Total interest-earning assets     627,370     11,933     7.61%       584,600    10,689   7.31%

Non-interest earning assets        12,632                             11,044
                                 --------                            -------
Total assets                    $ 640,002                            595,644
                                 ========                            =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts          138,518      1,353     3.91%       140,853     1,265   3.59%
 Money market accounts             12,079        109     3.61%        15,490       149   3.85%
 Certificate accounts             220,023      3,553     6.46%       196,599     2,652   5.40%
                                 --------      -----     -----       -------     -----   -----
Total deposits                    370,620      5,015     5.41%       352,942     4,066   4.61%

Borrowed funds                    208,497      3,538     6.79%       182,791     2,612   5.72%
                                 --------      -----     -----       -------     -----   -----
Total interest-bearing
 liabilities                      579,117      8,553     5.91%       535,733     6,678   4.99%

Non-interest bearing deposits       6,680                              5,906
Other liabilities                  10,522                             11,355
                                 --------                            -------
Total liabilities                 596,319                            552,994
Stockholders' equity               43,683                             42,650
                                 --------                            -------
Total liabilities and
 stockholders' equity           $ 640,002                          $ 595,644
                                 ========                            =======
Net interest income/interest
 rate spread (1)                               3,380     1.70%                   4,011   2.32%
                                               =====     =====                   =====   =====
Net earning assets/net
 interest margin (2)            $  48,253                2.16%     $  48,867             2.74%
                                 ========                =====       =======             =====
Ratio of interest-earning
 assets to interest-bearing
 liabilities                         1.08x                             1.09x
                               ====                        ====

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three month periods are annualized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

GENERAL. Earnings per diluted share for the quarter ended December 31, 2000 were down $0.10 per share from $0.51 for the same period in 1999. Net income for the quarter ended December 31, 2000 was $863,000, down from $1.1 million in 1999. Despite a significant increase in interest income, earnings per share and net income declined in the first quarter due to higher interest expense.

INTEREST INCOME. Income from loans receivable, the chief contributor to interest income, was $10.2 million for the quarter ended December 31, 2000, up 10.2% from the prior year. The Company increased average loans outstanding by 6.7%, or $34.0 million, to $538.5 million for the quarter ended December 31, 2000. The yield on loans increased 23 basis points. Interest income from the investment portfolio increased $311,000, which was the result of a 12.3% increase in average balance of investment securities for the quarter ended December 31, 2000 compared to that same quarter in 1999. Gross interest income totaled $11.9 million for the quarter ended December 31, 2000, up 11.6%, or $1.2 million from $10.7 million for the three months ended December 31, 1999.

INTEREST EXPENSE. Interest expense on deposits for the quarter increased $949,000, from $4.1 million the previous year to $5.0 million. The increase was a direct result of the increases in both deposit volume and cost from quarter to quarter. The average deposit balance increased 5.0% from $352.9 million for the first fiscal quarter of 2000 to $370.6 million for the quarter ended December 31, 2000. The average deposit cost to the Company increased 80 basis points, primarily due to an increased volume of higher cost certificates of deposit. Average certificates outstanding increased $23.4 million for the three month period ended December 31, 2000, compared to the same three months
in 1999.   The Company continued to utilize FHLB of Chicago advances as a source of funds for lending operations. The average borrowings for the quarter ended December 31, 2000 increased $25.7 million to $208.5 million from the three month period ended December 31, 1999 of $182.8 million. Interest expense on borrowed funds increased $926,000 to $3.5 million, from $2.6 million for the quarter ended December 31, 1999.

PROVISION FOR LOAN LOSSES. The Company recorded provisions for loan losses of $70,000 and $40,000, respectively, for the quarters ended December 31, 2000 and 1999. The increase was primarily a result of loans receivable increasing 6.8% from $507.9 million at December 31, 1999 to $542.2 million at December 31, 2000. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of December 31, 2000, the cumulative allowance for loan losses was $1,017,000.
The ratio of the allowance for loan losses to net loans receivable was 0.19% at December 31, 2000.

NON-INTEREST INCOME. Non-interest income increased 13.6% to $385,000 for the first fiscal quarter of 2000 compared to the same quarter ending in 1999. Included in non-interest income was a pre-tax gain of $106,000 recorded on the sale of the Bank's subsidiary's interest in a real estate investment. Insurance and annuity commissions produced $146,000, a $78,000 decrease compared to the same period in 1999. Uncertainty about the stock market, the presidential election and interest rates all contributed to slower product sales during the quarter.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended December 31, 2000 decreased $39,000 from the quarter ended December 31, 1999.
Management has continued its efforts to control operating expenses. The Company's efficiency improved, with the ratio of operating expenses to average assets falling to 1.52% for the quarter ended December 31, 2000, from 1.66% for the quarter ended December 31, 1999.

INCOME TAXES. Income taxes decreased $306,000 for the three months ended December 31, 2000 to $393,000 compared to $699,000 for the prior year. The effective tax rate dropped to 31.3% for the three months ended December 31, 2000 compared to 38.2% in the quarter ended December 31, 1999. The decrease relates to the utilization of capital loss carry forwards in connection with the gain on sale of the Bank's subsidiary's interest in a real estate property.


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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's most recent interest rate sensitivity of NPV, as of June 30, 2000.


                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          20,828     (36,217)    (63)%           3.61%        - 553 bp
 + 200 bp          33,386     (23,658)    (41)%           5.63%        - 351 bp
 + 100 bp          45,924     (11,121)    (19)%           7.54%        - 160 bp
     0 bp          57,045                                 9.14%
 - 100 bp          65,318       8,273      15 %          10.27%        + 113 bp
 - 200 bp          71,041      13,996      25 %          11.00%        + 186 bp
 - 300 bp          79,173      22,128      39 %          12.04%        + 290 bp
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


                          Fidelity Bancorp, Inc.


Dated:  January 22, 2001                /s/  RAYMOND S. STOLARCZYK
        ----------------                 --------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer





Dated:  January 22, 2001                /s/  ELIZABETH A. DOOLAN
        ----------------                 --------------------------
                                         Elizabeth A. Doolan
                                         Vice President and Chief Financial
                                         Officer
