Form 10-Q
period 2001-03-31
FIDELITY BANCORP INC /DE/
filed 2001-04-25
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,017,810 shares of common stock, par value $.01, outstanding as of April 18, 2001.

===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of March 31, 2001 (unaudited) and September 30, 2000        1

          Consolidated Statements of Earnings for the three and six
          months ended March 31, 2001 and 2000 (unaudited)               2

          Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended March 31, 2001 and 2000 (unaudited)   3

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 2001 and 2000 (unaudited)                      4

          Notes to Consolidated Financial Statements (unaudited)        5-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-13

Item 3.   Quantitative and Qualitative Disclosure about Market Risks    13-14




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             15

Item 2.   Changes in Securities                                         15

Item 3.   Defaults upon Senior Securities                               15

Item 4.   Submission of Matters to a Vote of Security Holders           15

Item 5.   Other Information                                             15

Item 6.   Exhibits and Reports on Form 8-K                              15

          SIGNATURE PAGE                                                16

FIDELITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

ASSETS                                                      March 31,   September 30,
                                                               2001           2000
                                                            (unaudited)
Cash and due from banks                                    $    9,132         4,690
Interest-bearing deposits                                       1,095         1,405
Federal funds sold                                                100           100
                                                              -------       -------
   Cash and cash equivalents                                   10,327         6,195

FHLB of Chicago stock                                          10,695        10,065
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $3,075
  at March 31, 2001 and $3,202 at September 30, 2000)           3,000         3,179
Investment securities available for sale, at fair value        81,577        74,366
Loans held for sale                                               240            -
Loans receivable, net of allowance for loan losses of $1,056
  at March 31, 2001 and $950 at September 30, 2000            520,434       533,999
Accrued interest receivable                                     3,602         4,161
Real estate in foreclosure                                         11             3
Premises and equipment                                          3,901         3,925
Deposit base intangible                                             6            13
Other assets                                                    5,442         1,125
                                                              -------       -------
                                                            $ 639,235       637,031
                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                      388,325       381,433
Borrowed funds                                                194,350       205,150
Advance payments by borrowers for taxes and insurance           3,253         2,198
Other liabilities                                               7,749         5,447
                                                              -------       -------
Total liabilities                                             593,677       594,228

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,017,810 and 2,025,085 shares
  outstanding at March 31, 2001 and September 30, 2000             38            38
Additional paid-in capital                                     38,747        38,780
Retained earnings, substantially restricted                    38,450        37,022
Treasury stock, at cost (1,764,540 and 1,757,265 shares
  at March 31, 2001 and September 30, 2000, respectively)     (31,541)      (31,391)
Common stock acquired by Employee Stock Ownership Plan             -           (189)
Common stock acquired by Bank Recognition and Retention Plans    (184)         (191)
Accumulated other comprehensive income (loss)                      48        (1,266)
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     45,558        42,803
                                                              -------       -------
Commitments and contingencies
                                                           $  639,235       637,031
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

                                              Three Months ended      Six Months ended
                                                   March 31,              March 31,
                                              2001        2000         2001      2000
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $10,059      9,449      20,293    18,739
  Investment securities                       1,527      1,296       3,159     2,618
  Mortgage-backed securities                     53         62         106       127
  Other interest income                          17          8          31        20
                                             ------     ------      ------    ------
                                             11,656     10,815      23,589    21,504
Interest Expense:
  Deposits                                    4,962      4,231       9,977     8,297
  Borrowed funds                              3,121      2,690       6,659     5,302
                                             ------     ------      ------    ------
                                              8,083      6,921      16,636    13,599

Net interest income before provision
  for loan losses                             3,573      3,894       6,953     7,905
Provision for loan losses                        40         15         110        55
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,533      3,879       6,843     7,850

Non-Interest Income:
  Fees and commissions                          115        107         233       209
  Insurance and annuity commissions             257        278         403       502
  Gain on sale of investment securities
     available for sale                         125         -          125        -
  Other                                          15         14         136        26
                                             ------     ------      ------    ------
                                                512        399         897       737
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,393      1,409       2,804     2,834
    Office occupancy and equipment              379        399         753       757
    Data processing                             143        139         277       266
    Advertising and promotions                   49        110         204       292
    Other                                       387        404         748       783
  Amortization of intangible                      3          6           7        12
                                             ------     ------      ------    ------
                                              2,354      2,467       4,793     4,944
                                             ------     ------      ------    ------
Income before income taxes                    1,691      1,811       2,947     3,643
Income tax expense                              642        683       1,035     1,382
                                             ------     ------      ------    ------
Net income                                  $ 1,049      1,128       1,912     2,261
                                             ======     ======      ======    ======
Earnings per share - basic                  $  0.52       0.54        0.95      1.06
Earnings per share - diluted                $  0.50       0.52        0.91      1.02
                                             ======     ======      ======    ======
Comprehensive income                        $ 1,474      1,107       3,226     1,155
                                             ======     ======      ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

Six months ended March 31, 2001 and 2000

                                                                                 Accumulated
                                                               Common   Common      Other
                                Additional                      Stock    Stock    Comprehen-
                         Common   Paid-In   Retained Treasury  Acquired Acquired sive Income
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's   (Loss)     Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1999       $38    38,690     33,771  (28,168)    (632)    (198)     (1,480)    $42,021
Net income                   -         -      2,261        -        -        -          -        2,261
Change in accumulated other
  comprehensive income       -         -          -        -        -        -      (1,106)     (1,106)
                                                                                                ------
Total comprehensive income                                                                       1,155
Purchase of treasury stock
 (148,000 shares)            -         -          -   (2,616)       -        -          -       (2,616)
Cash dividends ($.23 per
  share)                     -         -       (500)       -        -        -          -         (500)
Amortization of award of
  BRRP's stock               -         -          -        -        -        4          -            4
Cost of ESOP shares released -         -          -        -      443        -          -          443
Exercise of stock options
  and reissuance of treasury
  shares (2,420 shares)      -       (20)         -       24        -        -          -            4
Tax benefit related to
  stock options exercised    -         7          -        -        -        -          -            7
Market adjustment for
  committed ESOP shares      -       112          -        -        -        -          -          112
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at March 31, 2000  $38    38,789     35,532  (30,760)    (189)    (194)     (2,586)    $40,630
                           ===    ======    =======   ======   ======    =====       ====      =======

Balance at
  September 30, 2000       $38    38,780     37,022  (31,391)    (189)    (191)     (1,266)    $42,803
Net income                   -         -      1,912        -        -        -          -        1,912
Change in accumulated other
  comprehensive income       -         -          -        -        -        -       1,314       1,314
                                                                                                ------
Total comprehensive income                                                                       3,226
Purchase of treasury stock
 (21,000 shares)             -         -          -     (394)       -        -          -         (394)
Cash dividends ($.24 per
  share)                     -         -       (484)       -        -        -          -         (484)
Amortization of award of
  BRRP's stock               -         -          -        -        -        7          -            7
Cost of ESOP shares released -         -          -        -      189        -          -          189
Exercise of stock options
  and reissuance of treasury
  shares (14,750 shares)     -      (114)         -      244        -        -          -          130
Tax benefit related to
  stock options exercised    -        43          -        -        -        -          -           43
Market adjustment for
  committed ESOP shares      -        38          -        -        -        -          -           38
                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at March 31, 2001  $38    38,747     38,450  (31,541)       -     (184)        48      $45,558
                           ===    ======    =======   ======   ======    =====       ====      =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC.
Consolidated Statements of Cash Flows (Dollars in thousands)

Six months ended March 31,                                      2001          2000
                                                               ------        ------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  1,912         2,261
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    185           244
  Deferred income taxes                                           (84)           -
  Provision for loan losses                                       110            55
  Net amortization and accretion of premiums and discounts        (67)          (23)
  Amortization of cost of stock benefit plans                       7             4
  ESOP                                                            227           555
  Deferred loan fees, net of amortization                          93          (137)
  Stock dividend from FHLB of Chicago                            (401)         (167)
  Amortization of deposit base intangible                           7            12
  Decrease (increase) in accrued interest receivable              559           (28)
  Decrease (increase)in other assets                              679           (31)
  Increase (decrease in other liabilities                       1,624          (639)
                                                               ------        ------
Net cash provided by operating activities                       4,851         2,079
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate owned                           4            11
  Purchase of mortgage-backed securities held to maturity        (157)          (49)
  Purchase of Federal Home Loan Bank of Chicago stock            (229)           -
  Purchase of investment securities available for sale        (44,030)           -
  Maturity of investment securities available for sale         20,000            -
  Sale of investment securities available for sale             14,000            -
  Loans originated                                            (49,252)      (42,792)
  Purchase of premises and equipment                             (161)         (116)
  Principal repayments collected on loans receivable           62,371        35,957
  Principal repayments collected on mortgage-backed securities    336           364
                                                               ------        ------
Net cash provided by (used in) investing activities             2,882        (6,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                      6,892        19,793
  Net decrease in borrowed funds                              (10,800)       (5,925)
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                        1,055        (4,811)
  Purchase of treasury stock                                     (394)       (2,616)
  Payment of common stock dividends                              (484)         (500)
  Proceeds from exercise of stock options                         130             4
                                                               ------        ------
Net cash provided by financing activities                      (3,601)        5,945
                                                               ------        ------
Net change in cash and cash equivalents                         4,132         1 399
Cash and cash equivalents at beginning of period                6,195         3,390
                                                               ------        ------
Cash and cash equivalents at end of period                   $ 10,327         4,789
                                                               ======        ======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 16,548        13,749
   Income taxes                                                   648         1,172
NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure                 11           145
   Due from broker                                              5,000            -
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

The results of operations and other data for the six months ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 2001.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All intercompany accounts and transactions have been eliminated in consolidation.


(2)  EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2001 and 2000 were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods, which were 2,014,563 and 2,094,108, respectively. Basic earnings per share for the six months ended March 31, 2001 and 2000 were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods, which were 2,014,624 and 2,128,981, respectively. ESOP shares are considered outstanding for the calculations unless unearned.

Diluted earnings per share for the three months ended March 31, 2001 and 2000 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods, which were 2,103,750 and 2,180,476, respectively. Diluted earnings per share for the six months ended March 31, 2001 and 2000 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods, which were 2,103,811 and 2,215,349, respectively. Diluted earnings per share include the dilutive effects of additional potential issuable under stock options.


(3) Comprehensive Income

The Company's comprehensive income includes net income and other comprehensive income (loss) comprised entirely of unrealized gains or losses on securities available for sale, net of tax effects, which are also recognized as separate components of equity.

(4)  COMMITMENTS AND CONTINGENCIES

At March 31, 2001, the Bank had outstanding commitments to originate new loans of $6.7 million, of which $1.2 million were fixed rate, with rates ranging from 6.88% to 8.09%, and $5.5 million were adjustable rate commitments. Additionally, the Bank has six construction and development loan commitments for $3.8 million with floating rates based on prime plus a margin. Net draws on these construction and development loan commitments totaled $7.3 million through March 31, 2001.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's results of operations are dependent on net interest income, which is the difference between interest earned on its loan and investment portfolios, and its cost of funds, consisting of interest paid on deposits and borrowed money. The Company also generates non-interest income such as transactional fees, loan servicing fees, and fees and commissions from the sales of insurance products and securities through its subsidiary. Operating expenses primarily consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

The Company reported earnings for the second fiscal quarter ended March 31, 2001 of $1.0 million, compared with $1.1 million for the same quarter a year ago. Earnings per diluted share for the quarter and six months were $0.50 and $0.91 per share in 2001, a decrease from $0.52 and $1.02 in 2000, respectively. Earnings per share and net income were down from the previous year's results due to increased interest expense, despite increases in interest income and lower non-interest expense.

The Company also announced that its board of directors declared a quarterly dividend of $0.12 per share, payable May 15, 2001 to shareholders of record as of April 30, 2001.


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

Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2001, the Bank believes it was in compliance with OTS liquidity requirements.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits for the six months ended March 31, 2001, were $4.9 million. The Company provided $2.9 million in investing activities for the six-month period ended March 31, 2001. Loan originations amounted to $49.3 million, offset by $62.4 million in principal repayments. Called securities and sales of securities totaled $39.0 million, while purchases of new securities amounted to $44.2 million. Net cash used by financing activities amounted to $3.6 million for the six months ended March 31, 2001. The Company increased its deposits by $6.9 million during the six-month period and repaid FHLB advances of $10.8 million.

At March 31, 2001, the Bank had outstanding commitments to fund loans of $10.5 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2001 totaled $204.4 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of March 31, 2001, the Company and the Bank met the capital adequacy requirements to which they are subject. The Bank's Tangible Equity ratio at March 31, 2001 was 7.41%. The Tier 1 Capital ratio was 7.41%, the Tier 1 Risk-Based ratio was 14.87%, and the Total Risk-Based Capital ratio was 15.20%.

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


CHANGES IN FINANCIAL CONDITION

Total assets at March 31, 2001 were $639.2 million, compared to $637.0 million at September 30, 2000. Loans receivable, net of allowance for loan losses, decreased $13.6 million to $520.4 million. The Company continues to offer various loan products, and prices them competitively. The Company's total loan originations for the six months ended March 31, 2001 were $49.3 million, with a weighted average yield of 8.79%.

Deposits grew to $388.3 million at March 31, 2001, up from $381.4 million at September 30, 2000. FHLB advances decreased from $205.2 million at September 30, 2000 to $194.4 million at March 31, 2001.

Book value per share on March 31, 2001 was $22.58, compared with $21.14 at September 30, 2000. The increase was the result of the current year's earnings, the Company's ESOP adjustment, exercise of stock options, and the change in accumulated other comprehensive income.


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

A detailed summary discussing the Company's write-down of the Notes and various continuing lawsuits with respect to the Notes is included in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission on December 20, 2000. On February 14, 2000, the Company filed a class action lawsuit in the Circuit Court of Cook County, Illinois against LaSalle National Bank and affiliates. The trial involving the primary defendants has been re-scheduled to begin on June 18, 2001.


ASSET QUALITY

As of March 31, 2001, the Company had non-performing assets of $691,000, consisting of $680,000 in non-performing loans and $11,000 of real estate in foreclosure. The non-performing assets at March 31, 2001 included three single-family residences, one multi-unit residence, one commercial loan, and two consumer loans. There were no assets classified as doubtful.

The Company's ratio of non-performing loans to net loans receivable was .13% at March 31, 2001. The low ratio is a result of management's ongoing monitoring and follow-up procedures of delinquent customers. A review of the foreclosed properties has established that no specific allowances were necessary, and management does not expect any material losses from the non-performing loans.


STOCK REPURCHASE

The Company announced it's most recent stock repurchase plan, the 10th, on October 19, 1999 for 110,000 shares and expanded it to 220,000 on January 26, 2000. Through March 31, 2001, 212,200 shares had been repurchased at an average price of $17.78 per share. The Company views stock repurchases as part of an ongoing strategy to build value for stockholders.

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


                                     Three Months Ended March 31,                Six Months Ended
                                    2001                       2000                March 31,2001
                          ------------------------   -----------------------  ----------------------
                                    Inter- Average           Inter- Average           Inter- Average
                          Average    est    Yield    Average   est   Yield   Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   -----------------------  ----------------------
 Interest-earning assets:
 Loans receivable, net      $532,426 10,059   7.56%    509,095  9,449  7.42%    535,474  20,293  7.58%
 Mortgage-backed securities    2,931     53   7.23%      3,317     62  7.48%      2,953     106  7.18%
 Interest-earning deposits       762     10   5.25%        475      7  5.89%        831      22  5.29%
 Investment securities and
   federal funds sold         86,775  1,534   7.07%     74,011  1,297  7.01%     85,898   3,168  7.38%
                             -------  -----   -----     ------  -----  -----    -------   -----  -----
Total interest-earning
 assets                      622,894 11,656   7.49%    586,898 10,815  7.37%    625,156  23,589  7.55%
Non-interest earning
 assets                       10,619                    11,285                   11,641
                             -------                    ------                  -------
Total assets                $633,513                   598,183                  636,797
                             =======                   =======                  =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts     137,743  1,209   3.51%    138,448  1,241  3.59%    138,134   2,562  3.71%
 Money market account         11,520    102   3.54%     14,967    142  3.80%     11,803     211  3.58%
 Certificate accounts        229,634  3,651   6.36%    201,525  2,848  5.65%    224,776   7,204  6.41%
                             -------  -----   -----    -------  -----  -----    -------   -----  -----
Total deposits               378,897  4,962   5.24%    354,940  4,231  4.77%    374,713   9,977  5.33%

Borrowed funds               191,121  3,121   6.53%    186,063  2,690  5.78%    199,905   6,659  6.66%
                             -------  -----   -----    -------  -----  -----    -------   -----  -----
Total interest-bearing
 liabilities                 570,018  8,083   5.67%    541,003  6,921  5.12%    574,618  16,636  5.79%
Non-interest bearing
 deposits                      7,191                     6,139                    6,940
Other liabilities             11,118                     9,398                   10,815
                             -------                    ------                  -------
Total liabilities            588,327                   556,540                  592,373

Stockholders' equity          45,186                    41,643                   44,424
                             -------                    ------                  -------

Total liabilities and
 stockholders' equity       $633,513                   598,183                  636,797
                             =======                   =======                  =======
Net interest
 income/interest rate
 spread (1)                           3,573   1.81%             3,894  2.25%              6,953  1.76%

Net earning assets/net
 interest margin (2)        $ 52,876          2.29%     45,895         2.65%     50,538          2.22%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                    1.09x                     1.08x                    1.09x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and six month periods are annual-ized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

GENERAL. Earnings per diluted share for the quarter ended March 31, 2001 was $0.50, down $0.02 per share from $0.52 for the same period in 2000. Net income for the three months ended March 31, 2001 was $1.0 million, a decrease of $79,000 from the net income of $1.1 million for the three months ended March 31, 2000. Higher interest expense offset an increase in interest income, resulting in the 7.0% decline in earnings.

INTEREST INCOME. Income from loans receivable, the largest contributor to interest income, was $10.1 million for the quarter ended March 31, 2001, up 6.5% from the prior year. The average loans outstanding increased 4.6%, or $23.3 million to $532.4 million for the quarter ended March 31, 2001. The yield on loans increased 14 basis points. Interest income from the investment portfolio increased $231,000, which was the result of a 17.2% increase in the average balance of investment securities for the quarter ended March 31, 2001 compared to the same quarter in 2000. Gross interest income totaled $11.7 million for the three months ended March 31, 2001, up 7.8%, or $841,000 from $10.8 million for the quarter ended March 31, 2000.

INTEREST EXPENSE. Interest expense on deposits for the quarter increased $731,000, from $4.2 million to $5.0 million. The increase was a direct result of the increases in both deposit volume and costs from quarter to quarter. The average deposit balance increased 6.7% from $354.9 million for the quarter ended March 31, 2000 to $378.9 million for the quarter ended March 31, 2001. The growth was attributable to an increase in certificates of deposit. Average certificates of deposit outstanding increased $28.1 million for the three-month period ended March 31, 2001 compared to the same period in 2000. The Company continued to utilize the FHLB advances as a source of funds for lending operations. The average borrowings for the quarter ended March 31, 2001 increased $5.1 million to $191.1 million from the same period in the prior year. Interest expense on borrowed funds increased $431,000 to $3.1 million, from $2.7 million for the quarter ended March 31, 2000.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $40,000 and $15,000 for the quarters ended March 31, 2001 and 2000, respectively. The increase was primarily the result of loan growth. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of March 31, 2001, the allowance for loan losses was $1.1 million. The ratio of the allowance for loan losses to net loans receivable was .20% at March 31, 2001.

NON-INTEREST INCOME. Non-interest income increased $113,000 or 28.3% to $512,000 for the second quarter of fiscal 2001. The sale of an investment security rendered a realized gain of $125,000 for the quarter ended March 31, 2001. Insurance and annuity commissions produced $257,000, a 7.6% decrease compared to the same period in 2000.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2001 decreased $113,000 to $2.4 million from the three months ended March 31, 2000 of $2.5 million. Decreases were noted in salaries and employee benefits, office occupancy and advertising expenses. The Company's efficiency improved, with the ratio of operating expenses to average assets falling to 1.49% for the quarter ended March 31, 2001, from 1.65% for the quarter ended March 31, 2000.

INCOME TAXES. Income taxes decreased $41,000 for the three months ended March 31, 2001 to $642,000 compared to $683,000 for the prior year due to decreased taxable income.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

GENERAL. Net income for the six months ended March 31, 2001 was $1.9 million, a decrease of 15.4% compared to the six months ended March 31, 2000 income of $2.3 million. This change was primarily attributed to the 22.3% increase in interest expense offsetting an increase in interest income of 9.7%.

INTEREST INCOME. Interest income increased to $23.6 million for the six months ended March 31, 2001, compared to $21.5 million for the six months ended March 31, 2000. Interest income from loans receivable increased $1.6 million, or 8.3% from $18.7 million to $20.3 million for the six months ended March 31, 2001. The average loans outstanding increased 5.7% or $28.7 million to $535.5 million from $506.8 million for the six months ended March 31, 2000. As the Company grew the loan base, it also was successful in increasing the average yield 18 basis points to an average of 7.58%. The average balance of the investment portfolio increased to $85.9 million. Due to maturities and new purchases during fiscal 2001, the weighted average yield increased 38 basis points to 7.38%.

INTEREST EXPENSE. Interest expense on deposits amounted to $10.0 million, a $1.7 million increase from the expense of $8.3 million in the same period of the prior year. Average interest-bearing deposits increased $20.8 million, or 5.9%, to $374.7 million for the six-month period in 2001 compared to $353.9 million in 2000. The weighted average cost of deposits increased 64 basis points due to an increase in certificates of deposits. Average borrowed funds increased $15.5 million to $199.9 million for the six-month period ended March 31, 2001. The weighted average cost also increased. For the six-month period ended March 31, 2001 the cost was 6.66%, up 91 basis points for the same period one-year ago.

PROVISION FOR LOAN LOSSES. The Company recorded a $110,000 provision for loan losses in the first six months of fiscal 2001, compared to $55,000 in 2000.
The increase was primarily the result of loan growth. The adequacy of the loan loss provision is analyzed on a monthly basis. Management considers the changes in the type and volume of the loan portfolio, the specific delinquent loans, the historical loss experience, and the current economic trends, as well as loan growth and other factors deemed appropriate when evaluating the allowance for loan losses.

NON-INTEREST INCOME. Non-interest income increased $160,000 to $897,000 for the six months ended March 31, 2001 from $737,000 for the same period in 2000. Included in non-interest income are commissions from sales of annuity and mutual fund investments that are not FDIC insured, made through INVEST Financial Corporation. The income from this area decreased $99,000 or 19.7% from the six months ended March 31, 2000. Uncertainty about the stock market, the presidential election and interest rates all contributed to slower product sales during the first half of the fiscal year. The six month period ended March 31, 2001 included a gain of $106,000 recorded on the sale of the Bank's subsidiary's interest in a real estate investment and an additional gain of $125,000 arising from the sale of an investment security.

NON-INTEREST EXPENSE. Non-interest expense for the six month period ended March 31, 2001 decreased $151,000 to $4.8 million. The Company's efficiency improved for the first six months, with the ratio of operating expenses to average assets falling to 1.51% from 1.66% in the prior year.

INCOME TAXES. Income taxes decreased $347,000 for the six-months ended March 31, 2001 to $1.0 million compared to $1.4 million for the prior year. The Company's effective income tax rate declined to 35.1% for the six month period ended March 31, 2001 from 37.9% for the same period in the prior year. This was due to the utilization of capital loss carry forwards in connection with the gain on sale of the Bank's subsidiary's interest in a real estate property.


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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's most recent interest rate sensitivity of NPV, as of December 31, 2000.


                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          36,850     (25,137)    (41)%           5.91%        - 348 bp
 + 200 bp          47,279     (14,708)    (24)%           7.42%        - 197 bp
 + 100 bp          56,877      (5,110)     (8)%           8.74%        -  65 bp
     0 bp          61,987                                 9.39%
 - 100 bp          64,089       2 102       3 %           9.62%        +  23 bp
 - 200 bp          67,198       5,211       8 %           9.98%        +  59 bp
 - 300 bp          72,192      10,205      16 %          10.57%        + 118 bp
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

ITEM 2.    CHANGES IN SECURITIES
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)  The Company held its Annual Meeting of Stockholders on
                January 24, 2001.

           (b)  The directors elected at the Annual Meeting are as follows:

                                             For                Withheld

                Paul J. Bielat             1,822,391              69,241
                Richard J. Kasten          1,821,964              69,668

                The directors whose term of office continued after the Annual
                Meeting are as follows:

                Thomas E. Bentel
                Edward J. Burda
                Patrick J. Flynn
                Raymond S. Stolarczyk

           (c) A brief description of each other matter voted on and the number votes cast:

               (i) Ratification of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending
                    September 30, 2001.

                      For                 Against        Abstain
                    1,860,147              29,622          1,863


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


                                 Fidelity Bancorp, Inc.



Dated:      April 23, 2001           /s/  RAYMOND S. STOLARCZYK
                                     -----------------------------
                                     Raymond S. Stolarczyk
                                     Chairman and Chief Executive Officer




Dated:      April 26, 2001           /s/  ELIZABETH A. DOOLAN
                                     -----------------------------
                                     Elizabeth A. DOOLAN
                                     Vice President and Chief Financial Officer
