Form 10-Q
period 2001-06-30
FIDELITY BANCORP INC /DE/
filed 2001-07-26
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001


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


The number of shares outstanding of each of the issuer's classes of common stock, was 2,014,110 shares of common stock, par value $.01, outstanding as of July 17, 2001.

===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of June 30, 2001 (unaudited) and September 30, 2000        1

          Consolidated Statements of Earnings for the three and nine
          months ended June 30, 2001 and 2000 (unaudited)               2

          Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended June 30, 2001 and 2000 (unaudited)  3

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 2001 and 2000 (unaudited)                      4

          Notes to Consolidated Financial Statements (unaudited)        5-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6-14

Item 3.   Quantitative and Qualitative Disclosure about Market Risks    14-15




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             15

Item 2.   Changes in Securities                                         15

Item 3.   Defaults upon Senior Securities                               15

Item 4.   Submission of Matters to a Vote of Security Holders           15

Item 5.   Other Information                                             15

Item 6.   Exhibits and Reports on Form 8-K                              15

          SIGNATURE PAGE                                                16

FIDELITY BANCORP and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

ASSETS                                                       June 30,    September 30,
                                                               2001          2000
                                                            (unaudited)
Cash and due from banks                                    $    5,529         4,690
Interest-bearing deposits                                         244         1,405
Federal funds sold                                                100           100
                                                              -------       -------
   Cash and cash equivalents                                    5,873         6,195

FHLB of Chicago stock, at cost                                 10,879        10,065
Mortgage-backed securities held to maturity, at
  amortized cost (approximate fair value of $2,925
  at September 30, 2000)                                          --          2,901
Mortgage-backed securities available for sale                  29,489           --
Investment securities available for sale, at fair value        71,010        74,366
Loans held for sale                                               235           --
Loans receivable, net of allowance for loan losses of $1,120
  at June 30, 2001 and $950 at September 30, 2000             513,597       534,277
Accrued interest receivable                                     3,696         4,161
Real estate in foreclosure                                        --              3
Premises and equipment                                          3,940         3,925
Deposit base intangible                                             4            13
Other assets                                                      435         1,125
                                                              -------       -------
                                                            $ 639,158       637,031
                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                      389,153       381,433
Borrowed funds                                                190,260       205,150
Advance payments by borrowers for taxes and insurance           5,608         2,198
Other liabilities                                               8,076         5,447
                                                              -------       -------
Total liabilities                                             593,097       594,228

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        --           --
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,014,110 and 2,025,085 shares
  outstanding at June 30, 2001 and September 30, 2000              38            38
Additional paid-in capital                                     38,729        38,780
Retained earnings, substantially restricted                    39,295        37,022
Treasury stock, at cost (1,768,240 and 1,757,265 shares
  at June 30, 2001 and September 30, 2000, respectively)      (31,636)      (31,391)
Common stock acquired by Employee Stock Ownership Plan            --           (189)
Common stock acquired by Bank Recognition and Retention Plans    (181)         (191)
Accumulated other comprehensive income (loss)                    (184)       (1,266)
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     46,061        42,803
                                                              -------       -------
                                                           $  639,158       637,031
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Earnings
(Dollars in thousands, except for earnings per share)

                                              Three Months ended     Nine Months ended
                                                   June 30,               June 30,
                                              2001        2000         2001      2000
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 9,532      9,645      29,825    28,384
  Investment securities                       1,385      1,304       4,544     3,922
  Mortgage-backed securities                    251         57         357       184
  Other interest income                          17         14          48        34

                                             ------     ------      ------    ------
                                             11,185     11,020      34,774    32,524
Interest Expense:
  Deposits                                    4,760      4,657      14,737    12,954
  Borrowed funds                              2,808      2,775       9,467     8,077
                                             ------     ------      ------    ------
                                              7,568      7,432      24,204    21,031

Net interest income before provision
  for loan losses                             3,617      3,588      10,570    11,493
Provision for loan losses                        70         55         180       110
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             3,547      3,533      10,390    11,383

Non-Interest Income:
  Fees and commissions                          118        130         351       339
  Insurance and annuity commissions             222        269         625       771
  Gain on sale of investment securities          77         --         202        --
  Other                                          27         16         163        42
                                             ------     ------      ------    ------
                                                444        415       1,341     1,152
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,299      1,269       4,103     4,103
    Office occupancy and equipment              392        387       1,145     1,144
    Data processing                              98        128         375       394
    Advertising and promotions                  123        177         327       469
    Other                                       343        390       1,091     1,173
  Amortization of intangible                      2          5           9        17
                                             ------     ------      ------    ------
                                              2,257      2,356       7,050     7,300
                                             ------     ------      ------    ------
Income before income taxes                    1,734      1,592       4,681     5,235
Income tax expense                              647        586       1,682     1,968
                                             ------     ------      ------    ------
Net income                                  $ 1,087      1,006       2,999     3,267
                                             ======     ======      ======    ======
Earnings per share - basic                  $  0.54       0.49        1.49      1.56
Earnings per share - diluted                $  0.52       0.48        1.42      1.50
                                             ======     ======      ======    ======
Comprehensive income                        $   855        736       4,081     1,891
                                             ======     ======      ======    ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Dollars in thousands (except for earnings per share)

Nine months ended June 30, 2001 and 2000

                                                               Common   Common   Accumulated
                                Additional                      Stock    Stock       Other
                         Common   Paid-In   Retained Treasury  Acquired Acquired Comprehensive
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's   (Loss)      Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 1999       $38    38,690     33,771  (28,168)    (632)    (198)    (1,480)     $42,021
Net income                   -         -      3,267        -        -        -          -        3,267
Change in accumulated other
comprehensive loss                                                                 (1,376)      (1,376)
                           ---    ------    -------   -------   ------   ------      ----      -------
Total comprehensive income                                                                       1,891
Purchase of treasury stock
 (191,200 shares)            -         -          -   (3,377)       -        -          -       (3,377)
Cash dividends ($.35 per
  share)                     -         -       (748)       -        -        -          -         (748)
Amortization of award of
  BRRP's stock               -         -          -        -        -        5          -            5
Cost of ESOP shares released -         -          -        -      443        -          -          443
Exercise of stock options
  and reissuance of treasury
  shares (8,439 shares)      -      (150)         -      154        -        -          -            4
Tax benefit related to
  stock options exercised    -        57          -        -        -        -          -           57
Market adjustment for
  committed ESOP shares      -       146          -        -        -        -          -          146

                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at June 30, 2000   $38    38,743     36,290  (31,391)    (189)    (193)    (2,856)     $40,442
                           ===    ======    =======   ======   ======    =====       ====      =======


Balance at
  September 30, 2000       $38    38,780     37,022  (31,391)    (189)    (191)   (1,266)      $42,803
Net income                   -         -      2,999       -        -        -          -         2,999
Change in accumulated other
comprehensive income                                                               1,082         1,082
                           ---    ------    -------   ------   ------    -----      -----       ------
Total comprehensive income                                                                       4,081
Purchase of treasury stock
 (28,800 shares)            -         -          -     (562)       -        -          -          (562)
Cash dividends ($0.36 per
  share)                     -         -       (726)       -        -        -          -         (726)
Amortization of award of
  BRRP's stock               -         -          -        -        -       10          -           10
Cost of ESOP shares released -         -          -        -      189        -          -          189
Exercise of stock options
  and reissuance of treasury
  shares (18,850 shares)     -      (143)         -      317        -        -          -          174
Tax benefit related to
  stock options exercised    -        54          -        -        -        -          -           54
Market adjustment for
  committed ESOP shares      -        38          -        -        -        -          -           38


                           ---    ------    -------   ------   ------    -----      -----       ------
Balance at June 30, 2001   $38    38,729     39,295  (31,636)       -     (181)      (184)     $46,061
                           ===    ======    =======   ======   ======    =====      =====      =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

Nine months ended June 30,                                      2001          2000
                                                               ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  2,999         3,267
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                    286           326
  Deferred income taxes                                           (84)           -
  Provision for loan losses                                       180           110
  Net amortization and accretion of premiums and discounts        (74)          (37)
  Amortization of cost of stock benefit plans                      10             5
  ESOP                                                            227           589
  Deferred loan fees, net of amortization                         250           261
  Stock dividend from FHLB of Chicago                            (585)         (167)
  Amortization of deposit base intangible                           9            17
  Loss on sale of real estate owned                                 5             5
  Gain on sale of securities and loans                           (216)           -
  Decrease in accrued interest receivable                         465           635
  Decrease (increase)in other assets                              679           (77)
  Increase in other liabilities                                 2,043           437
                                                               ------        ------
Net cash provided by operating activities                       6,194         4,849
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate owned                          280            23
  Purchase of mortgage-backed securities                      (30,322)           -
  Purchase of FHLB of Chicago stock                              (229)           -
  Purchase of investment securities                           (38,647)           -
  Maturity of investment securities                            20,000            -
  Proceeds from sale of investment securities                  26,568            -
  Loans originated                                            (93,752)      (77,398)
  Proceeds from loans sold                                      1,280            -
  Purchase of premises and equipment                             (301)         (142)
  Principal repayments collected on loans receivable          112,242        62,958
  Principal repayments collected on mortgage-backed securities  1,185           508
                                                               ------        ------
Net cash used in investing activities                          (1,696)      (14,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                      7,720        38,131
  Net decrease in borrowed funds                              (14,890)      (20,600)
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                        3,410        (2,246)
  Purchase of treasury stock                                     (562)       (3,377)
  Payment of common stock dividends                              (726)         (748)
  Proceeds from exercise of stock options                         228            61
                                                               ------        ------
Net cash provided by (used in) financing activities            (4,820)       11,221
                                                               ------        ------
Net change in cash and cash equivalents                          (322)        2,019
Cash and cash equivalents at beginning of period                6,195         3,390
                                                               ------        ------
Cash and cash equivalents at end of period                   $  5,873         5,409
                                                               ======        ======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 24,266        21,184
   Income taxes                                                 1,464         1,772
NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure                277           145
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

The results of operations and other data for the three and nine months ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 2001.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All intercompany accounts and transactions have been eliminated in consolidation.


(2)  EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2001 and 2000 were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods, which were 2,014,655 and 2,035,775 respectively. Basic earnings per share for the nine months ended June 30, 2001 and 2000 were computed by dividing net income by 2,014,634 and 2,097,912, the weighted average number of shares of common stock outstanding. ESOP shares are considered outstanding for the calculations unless unearned.

Diluted earnings per share for the three months ended June 30, 2001 and 2000 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods that were 2,107,086 and 2,115,867, respectively. Diluted earnings per share for the nine months ended June 30, 2001 and 2000 were computed by dividing net income by 2,107,065 and 2,182,071, the weighted average number of shares of common stock and potential common stock outstanding. Diluted earnings per share include the dilutive effects of additional potential issuable under stock options.


(3) Comprehensive Income

The Company's comprehensive income includes net income and other comprehensive income (loss) comprised entirely of unrealized gains or losses on securities available for sale, net of tax effects, which are also recognized as separate components of equity.


(4)  COMMITMENTS AND CONTINGENCIES

At June 30, 2001, the Bank had outstanding commitments to originate new loans of $10.7 million, of which $1.4 million were fixed rate, with rates ranging from 7.00% to 8.49%, and $9.3 million were adjustable rate commitments. Additionally, the Bank has six construction and development loan commitments currently totaling $4.2 million with floating rates based on prime plus a margin. Net draws on these construction and development loan commitments totaled $10.9 million through June 30, 2001.


(5)  RECLASSIFICATIONS

Certain reclassifications have been made in prior years financial statements to conform to the current year's presentation.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Fidelity Bancorp, Inc. (the "Company"), is a savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Fidelity Federal Savings Bank (the "Bank).

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

The Company reported earnings for the third fiscal quarter ended June 30, 2001 of $1.1 million, compared with $1.0 million for the same quarter a year ago, an increase of 8.1%. Earnings per diluted share for the quarter ended June 30, 2001 was $0.52, an increase of $0.04 from the same quarter in 2000. Earnings per diluted share for the nine months ended June 30, 2001 of $1.42 decreased $0.08 from the nine-month period ended June 30, 2000. Earnings per share and net income were down in 2001 from 2000 for the nine-month period due to increased interest expense, despite increases noted in interest income and lower non-interest expense. The Federal Reserve's rates reductions have caused a decrease in prime rate, which resulted in a decrease in interest received on loans and interest bearing deposits at banks. The Company's net interest margin has improved since the second quarter and with maturing certificates of deposit rolling off or renewing at lower costs, further improvement is expected.

The Company also announced that its board of directors declared a quarterly dividend of $0.12 per share, payable August 15, 2001 to shareholders of record as of July 31, 2001.

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


LIQUIDITY & CAPITAL RESOURCES

Liquidity management for the Bank is both a daily and long-term function of management's strategy. The Company's primary sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While maturing investments and scheduled loan repayments are relatively predictable, deposit flows and loan prepayments are greatly influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The Bank generally manages the pricing of its deposits to be competitive and increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with Federal Home Loan Bank of Chicago
(FHLB) advances.

Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At June 30, 2001, the Bank believes it was in compliance with OTS liquidity requirements.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits for the nine months ended June 30, 2001, were $6.2 million. The Company used $1.7 million in investing activities for the nine-month period ended June 30, 2001. Loan originations amounted to $93.8 million, offset by $112.2 million in principal repayments. Called securities and sales of securities totaled $46.6 million, while purchases of new securities amounted to $69.0 million. Net cash used by financing activities amounted to $4.8 million for the nine months ended June 30, 2001. The Company increased its deposits by $7.7 million and its escrow balances by $3.4 million during the nine-month period, and repaid FHLB advances of $14.9 million.

At June 30, 2001, the Bank had outstanding commitments to fund loans of $14.9 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 2001 totaled $213.1 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of June 30, 2001, the Company and the Bank met the capital adequacy requirements to which they are subject. The Bank's Tangible Equity ratio at June 30, 2001 was 7.61%. The Tier 1 Capital ratio was 7.61%, the Tier 1 Risk-Based ratio was 15.58% and the Total Risk-Based Capital ratio was 15.94%.

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


CHANGES IN FINANCIAL CONDITION

Total assets at June 30, 2001 were $639.2 million, compared to $637.0 million at September 30, 2000. The slight increase is due to increases in mortgage-backed securities available for sale, which were funded by loan repayments and growth in deposits. Loans receivable, net of allowance for loan losses, decreased $20.7 million to $513.6 million. The decrease was a result of the repayments from substantial refinance activity sparked by the Federal Reserve's rate reductions. Principal repayments from mortgages amounted to $112.2 million for the nine month period ended June 30, 2001 compared to $63.0 million the prior year period. The Company continues to offer various loan products, and prices them competitively. The Company's total loan originations for the nine months ended June 30, 2001 were $93.8 million, with a weighted average yield of 8.21%.

Deposits grew to $389.2 million at June 30, 2001, from $381.4 million at September 30, 2000. Increases in certificate of deposit products can be attributed to investor uncertainty in the stock market and the direction of short term interest rates. FHLB advances decreased from $205.2 million at September 30, 2000 to $190.3 million at June 30, 2001 due to increases in deposits as well as advance payments by borrowers for taxes.

Book value per share on June 30, 2001 was $22.87, compared with $21.14 at September 30, 2000. The increase was the result of the Company's current year's earnings and the change in accumulated other comprehensive income.

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

A detailed summary discussing the Company's write-down of the Notes and various continuing lawsuits with respect to the Notes is included in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission on December 20, 2000. On February 14, 2000, the Company filed a class action lawsuit in the Circuit Court of Cook County, Illinois against LaSalle National Bank and affiliates. The trial involving the primary defendants had been rescheduled to begin on June 18, 2001, but has been adjourned without setting a new date.

ASSET QUALITY

As of June 30, 2001, the Company had non-performing loans of $890,000. The Bank's non-performing loans at June 30, 2001 included one multi-unit building, five single-family residences and two auto loans. There were no assets classified as doubtful.

The Company's ratio of non-performing loans to net loans receivable was 0.17 % at June 30, 2001. The low ratio is a result of management's ongoing monitoring and follow-up procedures of delinquent customers. A review of the non-performing loans has established that no specific allowances were necessary, and management does not expect any material losses.

STOCK REPURCHASE

The Company announced its most recent stock repurchase plan, the 10th, on October 19, 1999 for 110,000 shares and expanded it to 220,000 on January 26, 2000. This repurchase program was completed on April 24, 2001 at an average price of $17.91 per share. The Company views stock repurchases as part of an ongoing strategy to build value for stockholders.

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


                                     Three Months Ended June 30,               Nine Months Ended
                                    2001                       2000                June 30,2001
                          ------------------------   -----------------------  ----------------------
                                    Inter- Average           Inter- Average           Inter- Average
                          Average    est    Yield    Average   est   Yield   Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   -----------------------  ----------------------
 Interest-earning assets:
 Loans receivable, net      $511,930  9,532   7.45%    515,690  9,645  7.48%    527,856  29,825  7.53%
 Mortgage-backed securities   14,863    251   6.76%      3,241     57  7.03%      6,867     357  6.93%
 Interest-bearing deposits     1,458     15   4.12%      1,129     12  4.25%        939      37  5.25%
 Investment securities and
   federal funds              80,938  1,387   6.85%     74,440  1,306  7.02%     84,171   4,555  7.22%
                             -------  -----   -----     ------  -----  -----    -------   -----  -----
Total interest-earning
 assets                      609,189 11,185   7.34%    594,500 11,020  7.41%    619,833  34,774  7.48%
Non-interest earning
 assets                       13,907                    11,968                   12,396
                             -------                    ------                  -------
Total assets                $623,096                   606,468                  632,229
                             =======                   =======                  =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts     138,579  1,128   3.26%    139,551  1,294  3.71%    138,283   3,690  3.56%
 Money market account         11,642    104   3.57%     13,862    131  3.78%     11,749     315  3.57%
 Certificate accounts        227,689  3,528   6.20%    217,643  3,232  5.94%    225,746  10,732  6.34%
                             -------  -----   -----    -------  -----  -----    -------   -----  -----
Total deposits               377,910  4,760   5.04%    371,056  4,657  5.02%    375,778  14,737  5.23%

Borrowed funds               176,866  2,808   6.35%    177,603  2,775  6.25%    192,232   9,467  6.57%
                             -------  -----   -----    -------  -----  -----    -------   -----  -----
Total interest-bearing
 liabilities                 554,796  7,568   5.46%    548,659  7,432  5.42%    568,010  24,204  5.68%
Non-interest bearing
 deposits                      9,155                     6,763                    7,678
Other liabilities             12,738                     9,756                   11,458
                             -------                   -------                  -------
Total liabilities            576,689                   565,178                  587,146

Stockholders' equity          46,407                    41,290                   45,083
                             -------                   -------                  -------

Total liabilities and
 stockholders' equity       $623,096                   606,468                  632,229
                             =======                   =======                  =======
Net interest
 income/interest rate
 spread (1)                           3,617   1.89%             3,588  1.99%             10,570  1.80%

Net earning assets/net
 interest margin (2)        $ 54,393          2.37%     45,841         2.41%     51,823          2.27%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                    1.10x                      1.08x                   1.09x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and nine month periods are annualized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

GENERAL. Earnings per diluted share for the quarter ended June 30, 2001 was $0.52, an increase of $0.04 from $0.48 for the same period in 2000. Net income for the three months ended June 30, 2001 was $1.1 million, an increase of $81,000 from the net income of $1.0 million for the three months ended June 30, 2000. An increase in net interest income as well as non-interest income, together with a decrease in general and administrative expenses, contributed to the 8.1% increase in net income.

INTEREST INCOME. Income from loans receivable was $9.5 million for the quarter ended June 30, 2001, down slightly from the previous year of $9.6 million. The average loans outstanding decreased $3.8 million, or 0.7% to $511.9 million for the quarter ended June 30, 2001 and the yield on loans dropped 3 basis points. Interest income from mortgage-backed and investment securities increased $275,000, which was the result of a 23.3% increase in the average balance for the quarter ended June 30, 2001 compared to the same quarter in 2000. Gross interest income totaled $11.2 million for the three months ended June 30, 2001, up 1.5%, or $165,000 from $11.0 million for the quarter ended June 30, 2000.

INTEREST EXPENSE. Total interest expense for the quarter increased $136,000 from $7.4 million the previous year to $7.6 million. Interest expense on deposits increased $103,000, from $4.7 million the previous year to $4.8 million. The increase was a direct result of the increases in both deposit volume and costs from quarter to quarter. The average deposit balance increased 1.8% from $371.1 million for the quarter ended June 30, 2000 to $377.9 million for the quarter ended June 30, 2001. The growth was primarily attributable to an increase in certificates of deposit. Average certificates of deposit outstanding increased $10.0 million for the three-month period ended June 30, 2001 compared to the same period in 2000. The Company continued to utilize FHLB advances as a source of funds for lending and investment opportunities when required. The average borrowings for the quarter ended June 30, 2001 decreased slightly to $176.9 million from $177.6 million at June 30, 2000. The interest expense on these borrowed funds rose $33,000, while the average cost of borrowed funds increased 10 basis points to 6.35% for the quarter ended June 30, 2001 from 6.25% the same quarter in 2000.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $70,000 and $55,000 for the quarters ending June 30, 2001 and 2000, respectively. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of June 30, 2001, the allowance for loan losses was $1.1 million. The quality of the loan portfolio remains good, with a ratio of 0.17% total non-performing loans to total loans. The ratio of the allowance for loan losses to net loans receivable was 0.22% at June 30, 2001.

NON-INTEREST INCOME. Non-interest income increased $29,000 or 7.0% to $444,000 for the third quarter of fiscal 2001. The third quarter of 2001 included a net gain on sales of loans to FHLMC of $14,000 and a gain on the sale of an investment security of $77,000. Insurance and annuity commissions generated $222,000, a 17.5% decrease compared to the same period in 2000. Fee income was down due to reduced sales combined with a change in the commission structure paid to the sales representatives.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended June 30, 2001 decreased $99,000 to $2.3 million compared to $2.4 million in 2000. Increases in the Company's salaries and related employee benefits were offset by decreases in data processing, advertising and other general and administrative expenses.

INCOME TAXES. Income taxes increased $61,000 for the three months ended June 30, 2001 to $647,000 compared to $586,000 for the prior year primarily due to increased taxable income.



COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

GENERAL. Net income for the nine months ended June 30, 2001 decreased 8.2% to $3.0 million compared to the nine months ended June 30, 2000. This change was primarily attributed to the 15.1% increase in interest expense offsetting an increase in interest income of 6.9%.

INTEREST INCOME. Interest income increased to $34.8 million for the nine months ended June 30, 2001, compared to $32.5 million for the nine months ended June 30, 2000. Interest income from loans receivable increased $1.4 million, or 5.1% from $28.4 million to $29.8 million for the nine months ended June 30, 2001. The average loans outstanding increased 3.6% or $18.2 million to $527.9 million from $509.7 million for the nine months ended June 30, 2001. As the Company grew the loan base, it was also successful in increasing the average yield 11 basis points to an average of 7.53%. The average balance of the investment portfolio increased to $91.0 million. Interest generated from mortgage- backed and investment securities for the current nine-month period increased 19.5% from the nine-month period ended June 30, 2000. Changes in the mix of the investment portfolio to include government and agency, corporate and municipal securities increased the weighted average yield 21 basis points to 7.22%.

INTEREST EXPENSE. Interest expense on deposits amounted to $14.7 million, a $1.7 million increase from the expense of $13.0 million in the same period of the prior year. Average interest-bearing deposits increased $16.2 million, or 4.5%, to $375.8 million for the nine-month period in 2001 compared to $359.6 million in 2000. The weighted average cost of deposits increased 43 basis points due to an increase in certificates of deposits. Average borrowed funds increased $10.1 million to $192.2 million for the nine-month period ended June 30, 2001. The weighted average cost also increased. For the nine-month period ended June 30, 2001, the cost was 6.57%, up 66 basis points for the same period one year ago.

PROVISION FOR LOAN LOSSES. The Company recorded a $180,000 provision for loan losses during the first nine months of fiscal 2001, compared to a $110,000 provision in 2000. The increase was the combined result of loan growth and changes in loan product mix. The adequacy of the loan loss provision is analyzed on a monthly basis. Management considers the changes in the type and volume of the loan portfolio, the specific delinquent loans, the historical loss experience, and the current economic trends, as well as loan growth and other factors deemed appropriate when evaluating the allowance for loan losses.

NON-INTEREST INCOME. Non-interest income increased $189,000 to $1.3 million for the nine months ended June 30, 2001 from $1.2 million for the same period in 2000. Included in non-interest income are commissions from sales of annuity and mutual fund investments that are not FDIC insured, made through INVEST

Financial Corporation. The income from this area decreased $146,000 or 18.9% from the nine months ended June 30, 2000. Uncertainties regarding the stock market and lower interest rates contributed to slower product sales during the
first three quarters of the fiscal year.   The nine month period ended June 30,
2001 included a gain of $106,000 recorded on the sale of the Bank's subsidiary's interest in a real estate investment, a gain of $202,000 arising from the sales of investment securities and an additional $20,400 gain from the sales of loans to FHLMC.

NON-INTEREST EXPENSE. Non-interest expense for the nine-months ended June 30, 2001 decreased $250,000 to $7.1 million. The Company's efficiency improved for the first nine months, with the ratio of operating expenses to average assets falling to 1.49% from 1.62% in the prior year.

INCOME TAXES. Income taxes decreased $286,000 for the nine-months ended June 30, 2001 to $1.7 million compared to $2.0 million. The Company's effective income tax rate declined to 35.9% for the nine-month period ended June 30, 2001 from 37.6% for the same period in the prior year. This was primarily due to the utilization of capital loss carry forwards in connection with the gain on sale of the Bank's subsidiary's interest in a real estate property.


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

Other deposit accounts such as transaction accounts, money market deposit accounts, passbook accounts, and non- interest bearing accounts also are included on the asset and liability side of the NPV calculation in the OTS model. The accounts are valued at 100% of the respective account balances on the liability side. On the assets side of the analysis, the value of the "customer relationship" of the various types of deposit accounts is reflected as a deposit intangible.

The NPV sensitivity of borrowed funds is estimated by the OTS model based on a discounted cash flow approach. The cash flows are assumed to consist of monthly interest payments with principal paid at maturity.

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's most recent interest rate sensitivity of NPV, as of March 31, 2001.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          48,103     (28,294)    (37)%           7.61%        - 378 bp
 + 200 bp          59,188     (17,209)    (23)%           9.16%        - 223 bp
 + 100 bp          67,863      (8,534)    (11)%          10.30%        - 109 bp
     0 bp          76,397                                11.39%
 - 100 bp          80,806       4,409       6 %          11.90%        +  51 bp
 - 200 bp          82,952       6,555       9 %          12.11%        +  72 bp
 - 300 bp          86,084       9,687      13 %          12.44%        + 105 bp
==========       ========   =========  ========        ========      =======
























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


                                         Fidelity Bancorp, Inc.



Dated:      July 26, 2001                /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer




Dated:      July 26, 2001                /s/  ELIZABETH A. DOOLAN
                                         -----------------------------
                                         Elizabeth A. DOOLAN
                                         V. P. and Chief Financial Officer
