Form 10-K
period 2001-09-30
FIDELITY BANCORP INC /DE/
filed 2001-12-26
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-K

                Annual Report Pursuant to Section 13 of the
                      Securities Exchange Act of 1934

                For the fiscal year ended September 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $49,894,732 and is based upon the last sales price as quoted on Nasdaq Stock Market for December 1, 2001.

The number of shares of Common Stock outstanding as of December 1, 2001:
2,022,867


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 2002 are incorporated by reference into Part III hereof.
===============================================================================

ITEM 1.   BUSINESS

GENERAL

On December 3, 1993, Fidelity Bancorp, Inc., a Delaware corporation (the "Company"), completed its public offering of 3,782,350 shares of common stock at $10.00 per share and became the holding company for Fidelity Federal Savings Bank (the "Bank") as part of the Bank's conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. Primarily as a result of stock repurchase programs, outstanding shares of common stock at September 30, 2001 totalled 2,020,367. The Company's common stock is listed on the national market tier of the Nasdaq Stock Market and trades under the symbol "FBCI".

Originally organized in 1906, the Bank conducts its business through its main office and four full-service branch offices, located in Chicago, Franklin Park, and Schaumburg, Illinois. The Bank's results of operations are dependent on net interest income which is the difference between interest earned on its loan and investment portfolios, and its cost of funds, consisting of interest paid on deposits and Federal Home Loan Bank ("FHLB") advances. In addition to traditional mortgage, commercial, and construction loans, consumer loans, and retail banking products, the Bank generates non-interest income such as transactional fees, and fees and commissions from its full-service securities brokerage services offered through INVEST Financial Corporation ("INVEST") as well as insurance and annuity products. The brokerage services, as well as the insurance and annuity products, are offered through Fidelity Corporation, a wholly owned subsidiary. The Bank's operating expenses primarily consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

As a federally chartered savings bank, the Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the FHLB of Chicago, which is one of the twelve regional banks for federally insured financial institutions comprising the FHLB system. The Bank is regulated by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters.

The Company's executive offices are located at 5455 West Belmont Avenue, Chicago, Illinois 60641 and its telephone number is (773) 736-3000.


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

COMPETITION

The bank is faced with increasing competition in attracting retail customer business, including deposit accounts and loan originations. The Chicago metropolitan area is a highly competitive market. Competition for deposits comes primarily from savings institutions, commercial banks, money market mutual funds, and insurance companies (primarily in the form of annuity products) and is primarily based on interest rates offered, convenience of branch locations, ease of business transactions, and office hours. Competition for loan products comes primarily from other mortgage brokers, savings institutions, commercial banks and mortgage banking companies and is primarily based on interest rates, terms, fees, and level of customer service.


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

Item 2.     Properties

The Bank conducts its business through five full-service offices. All offices have ATM facilities. All offices, except for the Franklin Park branch, have drive-through facilities. During fiscal 2000, the Company's wholly owned subsidiary, Fidelity Corporation, opened a satellite office to sell insurance and non-FDIC insured investments through INVEST Financial Corporation. This office was closed on September 30, 2001. Management believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. Certain information concerning the offices of the Company and the Bank is set forth below.

                                                                Net Book Value
                                          Original Date         of Property or          Leased
                                             Leased or      Leasehold Improvements        or
             Location                        Acquired        at September 30, 2000      Owned
                                                                (In thousands)
EXECUTIVE AND HOME OFFICE:                 Various dates
  5455 W. Belmont Ave.                     commencing in
  Chicago, IL  60641                           1955               $ 1,009              Owned

BRANCHES:
  Higgins Branch
    6360 W. Higgins Road
    Chicago, IL  60630                         1984                   463              Owned
  Franklin Park Branch
    10227 W. Grand Ave.
    Franklin Park, IL  60131                   1980                    38              Leased
  Schaumburg Branch
    2425 W. Schaumburg Road
    Schaumburg, IL 60194                       1995                   868              Leased
  Harlem Avenue Branch
    3940 N. Harlem Ave.
    Chicago, IL  60634                         1995                   380              Owned
                                                                  -------

                                                                  $ 2,758
                                                                  =======


Item 3.   LEGAL PROCEEDINGS

As of September 30, 2001, neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business. Such proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "FBCI". As of December 1, 2001 the Company had approximately 450 stockholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as reported on the Nasdaq Stock Market and does not necessarily reflect retail markups, markdowns, or commissions:

                                       2001                    2000
                                  High        Low         High       Low

First Quarter                    $18.81      $17.63      $18.00      $16.00
Second Quarter                    21.38       18.75       18.25       16.38
Third Quarter                     22.59       20.85       18.00       17.25
Fourth Quarter                    25.15       22.25       17.75       17.00

The Company announced its most recent stock purchase plan, the 10th, on October 19, 1999 for 110,000 shares and expanded it to 220,000 shares on January 26, 2000. This repurchase program was completed on April 24, 2001 at an average price of $17.91 per share. The Company views stock repurchases as part of an ongoing strategy to build value for stockholders.

The Board of Directors declared per share dividends aggregating $0.48 and $0.47 during fiscal 2001 and 2000, respectively. In addition, the Board of Directors declared a regular quarterly dividend of $0.12 per share, payable on November 15, 2001 to stockholders of record as of October 31, 2001.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth certain financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                                     At and For the Years Ended September 30,
                                     2001     2000     1999    1998     1997
                                  (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest income                   $ 46,454   43,851   39,294   36,127   35,915
Interest expense                    31,461   29,112   23,762   21,836   21,470
                                    ------   ------  ------   ------   ------
Net interest income before
  provision for loan losses         14,993   14,739   15,532   14,291   14,445
Provision for loan losses              295      180      165      181       64
                                    ------   ------  ------   ------   ------
Net interest income after
  provision for loan losses         14,698   14,559   15,367   14,110   14,381

Non-interest income:

  Fees and commissions                 457      452      374      332      341
  Insurance and annuity commissions    820    1,063      721      717      700
  Gain on sale of securities           231       -        -        -        -
  Gain on sale of loans                640       -        -        -        -
  Other                                159       53       51       58       62
                                    ------   ------  ------   ------   ------
Total non-interest income            2,307    1,568    1,146    1,107    1,103
Non-interest expense                 9,700    9,320    9,840    9,218   12,266
                                    ------   ------   ------   ------   ------
Income before income taxes           7,305    6,807    6,673    5,999    3,218
Income tax expense                   2,433    2,565    2,543    2,219    2,293

                                    ------   ------  ------   ------   ------

Net income                         $ 4,872    4,242    4,130    3,780      925
                                    ======   ======   ======   ======   ======

SELECTED FINANCIAL CONDITION DATA:
Total assets                     $ 668,706  637,031  599,281  513,563  495,634
Loans receivable, net              422,980  534,277  507,557  425,608  388,262
Loans held for sale                 41,219       -        -        -        -
Mortgage-backed securities
  held to maturity                      -     2,901    3,585   11,177   16,875
Mortgage-backed securities
  available for sale               127,685       -        -        -        -
Securities available for sale       42,006   74,366   66,070   58,979   70,297
Deposits                           399,619  381,433  357,016  330,670  323,443
Borrowed funds                     187,345  205,150  186,250  121,400  113,400
Stockholders' equity                49,384   42,803   42,021   48,597   49,617

                                       At and For the Years Ended September 30,
                                             2001     2000     1999     1998     1997
SELECTED FINANCIAL RATIOS AND OTHER DATA:

Return on average assets                      0.77%   0.70%    0.74%    0.76%    0.19%
Return on average stockholders' equity       11.11   10.17     9.42     7.30     1.82

Average stockholders' equity to
  average assets                              6.90    6.90     7.89    10.46    10.40

Stockholders' equity to total assets          7.39    6.72     7.01     9.46    10.01

Non interest expense to average assets        1.53    1.54     1.77     1.87     1.91
Interest rate spread during period            1.95    2.06     2.43     2.38     2.45
Net interest margin                           2.41    2.49     2.87     2.98     3.03

ASSET QUALITY RATIOS:
Non-performing loans to loans
  receivable, net                             0.16    0.07     0.07     0.20     0.47
Non-performing assets to total assets         0.10    0.06     0.06     0.19     0.41
Net charge-offs to average loans                -       -     (0.05)    0.01     0.11

Allowance for loan losses to total loans      0.29    0.18     0.15     0.14     0.12
Allowance for loan losses to
  non-performing loans                      182.57  250.66   227.41    71.12    25.44


REGULATORY CAPITAL RATIOS (Bank only):
Tangible                                      7.51    6.95     6.89     8.91     8.59
Core                                          7.51    6.95     6.89     8.91     8.59
Risk-based                                   17.65   14.55    14.71    18.99    18.37


OTHER DATA:
Loan originations (dollars in thousands)  $140,139 110,184  196,859  142,788   97,774

Number of deposit accounts                $ 24,493  25,356   24,524   21,193   24,984

Book value per share outstanding          $ 24.44    21.14    19.03    18.76    17.75

Earnings per share - diluted              $  2.31     1.96     1.76     1.33     0.32

Cash dividends declared per share            0.48     0.47     0.43     0.38     0.30



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

GENERAL. Net income for the year ended September 30, 2001 was $4.9 million, or $2.31 per diluted share ($2.42 per basic share), an increase of 14.9% over the prior year. Diluted earnings per share increased by 17.9% over the $1.96 recorded in fiscal 2000 as a result of higher net income. Net income increased as a result of a increases in both net interest and non-interest income.

NET INTEREST INCOME.    The Bank's core earnings, net interest income, is the
primary source of earnings for the Company. Net interest income consists of interest income on loans, mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income for the year was $15.0 million, compared to $14.7 million in fiscal 2000. The Company's average interest-earning assets increased to $622.5 million for the year ended September 30, 2001 from $592.8 million for the year ended September 30, 2000, an increase of $29.7 million, or 5.0%, while the Company's net interest margin declined to 2.41% for the year ended September 30, 2001, compared to 2.49% one year ago.

Interest income for the year ended September 30, 2001 totaled $46.5 million, an increase of $2.6 million from the year ended September 30, 2000. The average balance of the investment portfolio increased to $98.5 million. Interest generated from mortgage-backed and investment securities for the year ended September 30, 2001 was $7.0 million, an increase of $1.6 million from the year ended September 30, 2000. Changes in the mix of the investment portfolio to include government and agency, mortgage-backed, corporate and municipal securities increased the weighted average yield 19 basis points to 7.15%. Interest income on loans, the largest component of interest-earning assets, increased $1.0 million from the prior year to $39.3 million. The average loan portfolio increased $9.7 million in fiscal 2001. The average yield on loans increased to 7.52% for the year ended September 30, 2001 from 7.47% for the year ended September 30, 2000.

Interest expense for the year totaled $31.5 million, an increase of $2.3 million from the prior year. The increase in interest expense was impacted by the increase in the average cost of interest-bearing liabilities to 5.51% from 5.34%. Interest expense on deposit accounts increased $1.1 million to $19.1 million for the year. Average interest-bearing deposits increased $11.7 million to $376.5 million for the year ended September 30, 2001. Increased competition for deposits required payment of higher deposit rates to retain and attract deposits.

For the year ended September 30, 2001, the Company recorded interest expense on borrowed funds of $12.3 million on an average balance of $194.5 million for an average cost of 6.34%. This compares to interest expense of $11.1 million on an average balance of $180.7 million, or an average cost of 6.16% for 2000. The increase in the average balance from 2000 was due to increased funding needs for loan originations and purchases of securities. The increase in the cost of funds was due to heavier borrowing in the first half of the year, when short-term borrowing rates were higher.


PROVISION FOR LOAN LOSSES. Based on management's evaluation of the loan portfolio, a provision for loan losses of $295,000 was recorded during the year ended September 30, 2001. The provision for loan losses was $180,000 for fiscal 2000. At September 30, 2001, the ratio of non-performing loans to total loans was 0.16%. The allowance for loan losses represented 0.29% of total loans receivable at September 30, 2001 compared to 0.18% one year ago. Management reviews the provision for loan losses quarterly to provide coverage for probable losses in the loan portfolio. The Company evaluates its loan portfolio quarterly in conjunction with a number of factors, including the current level of non-performing loans, loan portfolio mix changes, and general economic conditions. Based on management's evaluation of the loan portfolio, past loan loss experience, and known risks in the portfolio, management believes that the allowance is adequate, although there can be no assurances that losses will not exceed estimated amounts.

NON-INTEREST INCOME. Total non-interest income for the year ended September 30, 2001 was $2.3 million, a $739,000 increase, or 47.1%, over 2000. The
Company capitalized on the opportunities in the current interest rate environment by selling loans that were likely to repay, therefore recognizing a gain of $618,000 (see discussion of reclassification of loans in "REVIEW OF FINANCIAL CONDITION"). Additional gains of $231,000 from the sale of investment securities, and $106,000 from the sale of the Bank's subsidiary's interest in a real estate investment were reported. Annuity and insurance product sales remain another source of non-interest income. Through its relationship with INVEST, the Bank offers non-traditional investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue from insurance and annuity sales decreased $243,000 to $820,000 from $1.1 million for the year ended September 30, 2000.
Uncertainties regarding the stock market and lower interest rates contributed to lower sales volumes for the year ended September 30, 2001.


NON-INTEREST EXPENSE. Total non-interest expense for the year ended September 30, 2001 was $ 9.7 million, an increase of $380,000, or 4.1%, from the prior year. The operating expense to average assets ratio remained stable at 1.53% for 2001 compared to 1.54% in 2000.

Salaries and benefits, the largest portion of non-interest expenses, increased $247,000 to $5.6 million for fiscal 2001 from $5.3 million for fiscal year 2000. While ESOP expense decreased, compensation increased due to normal salary increases. In addition, employee benefit costs, primarily medical insurance costs, contributed to the 4.6% increase.

Advertising and promotion expense decreased $111,000 to $443,000 for the year ended September 30, 2001. The decrease reflects decreased spending on media campaigns. Additionally, the prior year's results include start-up costs for the Bank's website.

Other non-interest expenses increased $94,000 to $1.5 million for the year ended September 30, 2001 compared to the prior year. Telephone expenses increased with the implementation of a new Company-wide system. Additionally, professional service costs increased, these costs include legal, internal audit outsourcing, supervisory exams and assessments, and consultant fees.

INCOME TAX EXPENSE. The Company recorded a provision for income taxes of $2.4 million for the year ended September 30, 2001. The Company's effective income tax rate declined to 33.3% compared to 37.7% for the year ended September 30, 2000. The reduction in the effective income tax rate was the result of the utilization of a capital loss carry forward in connection with the gain on the sale of the Bank's subsidiary's interest in a real estate investment.


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

NET INTEREST INCOME.   Net interest income for the year was $14.7 million,
compared to $15.5 million in fiscal 1999. The Company's average interest-earning assets increased to $592.8 million for the year ended September 30, 2000 from $542.0 million for the year ended September 30, 1999, an increase of $50.9 million, or 9.4%, while the Company's net interest margin declined to 2.49% for the year ended September 30, 2000, compared to 2.87% one year ago. The decrease in the net interest margin was primarily due to the impact of the flat to inverted yield curve witnessed over the past twelve months, increased competition for savings deposits, and wider than normal borrowing spreads. This interest rate environment was reflected in the 52 basis point increase in interest-bearing liabilities offset only partially by the 15 basis point increase in the yield on average interest-earning assets.

Interest income for the year ended September 30, 2000 totaled $43.9 million, an increase of $4.6 million from the year ended September 30, 1999. The increase in interest income was due to a combination of both a 9.4% increase in interest-earning assets combined with an increase in the yield. Interest income on loans, the largest component of interest-earning assets, increased $4.5 million from the prior year to $38.3 million. The average loan portfolio when comparing year to year increased $53.6 million. The increase that can be attributed to rate has been affected by the trend in loan originations away from fixed-rate products toward adjustable rate mortgages in the rising rate environment over the past year. Interest income on investment securities increased $285,000, or 5.8% to $5.2 million for the year ended September 30, 2000 compared to $5.0 million for the year prior.

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

For the year ended September 30, 2000, the Company recorded interest expense on borrowed funds of $11.1 million on an average balance of $180.7 million at an average cost of 6.16%. This compares to interest expense of $8.7 million on an average balance of $158.5 million at an average cost of 5.48% for the year ended 1999. The increase in the average balance was primarily due to funding loan originations, while the increase in the average rate was due to the replacement of called advances at higher interest rates. Additional net proceeds from the Federal Home Loan Bank of Chicago ("FHLB") borrowing for the year ended September 30, 2000 totaled $15.0 million.

PROVISION FOR LOAN LOSSES. During the year ended September 30, 2000, the Company's provision for loan losses was $180,000 compared to $165,000 for fiscal 1999. At both September 30, 2000 and 1999, the ratio of non-performing loans to total loans was 0.07%. The allowance for loan losses represented 0.18% of total loans receivable at September 30, 2000 compared to 0.15% one year ago. Management reviews the provision for loan losses quarterly to provide coverage for probable losses. The Company evaluates its loan portfolio quarterly in conjunction with a number of factors, including the current level of non-performing loans and general economic conditions.

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

Salaries and benefits decreased $453,000 to $5.3 million for fiscal 2000 from $5.8 million for fiscal year 1999. The decline was primarily due to decreased ESOP expense. ESOP expense of $415,300 was $485,000 lower than the 1999 expense of $900,200, primarily due to a lower market adjustment of $182,000 in fiscal 2000 compared to $502,000 in fiscal 1999.

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




Years ended September 30                  2001 Compared to 2000       2000 Compared to 1999
                                       Increase (Decrease)Due to    Increase (Decrease) Due to

                                       Volume     Rate      Total    Volume     Rate     Total
                                                     (in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net               $ 729       279      1,008      3,990     552     4,542
  Mortgage-backed securities            982         2        984       (286)     19      (267)
  Interest-earning deposits              12         5         17         (6)      1        (5)
  Securities and federal funds sold     446       148        594         96     191       287
                                      ------     ----      -----     ------    -----     -----
TOTAL                                 $2,169      434      2,603      3,794     763     4,557
                                       ======     ====    ======     ======    =====    ======

INTEREST-BEARING LIABILITIES:
  Passbook and NOW accounts           $    20    (289)     (269)       (313)      19     (294)
  Money Market accounts                   (90)    (32)     (122)       (116)     (14)    (130)
  Certificate accounts                    819     701     1,520       2,374      972    3,346
  Borrowed funds                          874     346     1,220       1,292    1,136    2,428
                                       ------     ----     -----      -----    -----     -----
Total                                 $ 1,623     726     2,349       3,237    2,113    5,350
                                       ======     ====    ======      =====    =====    ======
Net change in net interest income                        $  254                          (793)
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

For years ended September 30,                2001                         2000                         1999
                                                       Average                     Average                    Average
                                      Average           Yield/    Average           Yield/    Average           Yield/
                                      Balance  Interest  Cost     Balance  Interest  Cost     Balance  Interest  Cost
                                                                (dollars in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net             $ 523,153   39,337   7.52%  $ 513,437   38,329   7.47%  $ 459,886   33,787   7.35%
  Mortgage-backed securities           16,804    1,223   7.28%      3,307      239   7.23%      7,280      506   6.95%
  Interest-earning deposits               941       58   6.16%        734       41   5.59%        837       46   5.50%
  Securities available for sale
    and federal funds sold (3)         81,650    5,836   7.15%     75,367    5,242   6.96%     73,950    4,955   6.70%
                                      -------   ------   ----     -------   ------   ----    --------  -------   ----
Total interest-earning assets         622,548   46,454   7.46%  $ 592,845   43,851   7.40%  $ 541,953   39,294   7.25%

Non-interest earning assets            12,937                      11,153                      13,993
                                       ------                     -------                     -------
Total assets                        $ 635,485                   $ 603,998                   $ 555,946
                                      =======                     =======                     =======

INTEREST-BEARING LIABILITIES:
  Deposits:
    Passbook and NOW accounts         139,869    4,868   3.48%    139,330    5,137   3.69%    147,820    5,431   3.67%
    Money market accounts              11,820      423   3.58%     14,284      545   3.82%     17,324      675   3.90%
    Certificate accounts              224,822   13,830   6.15%    211,174   12,310   5.83%    169,337    8,964   5.29%
                                      -------    -----   ----     -------   ------   ----    --------   ------   ----
  Total deposits                      376,511   19,121   5.08%    364,788   17,992   4.93%    334,481   15,070   4.51%

  Borrowed funds                      194,545   12,340   6.34%    180,651   11,120   6.16%    158,523    8,692   5.48%
                                      -------    -----   ----     -------   ------   ----    --------   ------   ----
Total interest-bearing liabilities    571,056   31,461   5.51%    545,439   29,112   5.34%    493,004   23,762   4.82%
Non-interest bearing deposits           8,213                       6,452                       7,768
Other liabilities                      12,374                      10,402                      11,327
                                       ------                     -------                     -------
Total liabilities                     591,643                     562,293                     512,099
Stockholders' equity                   43,842                      41,705                      43,847
                                       ------                     -------                     -------
Total liabilities and stockholders'
  equity                            $ 635,485                   $ 603,998                   $ 555,946
                                      =======                     =======                     =======

Net interest income/interest rate
  spread (1)                                    14,993   1.95%              14,739   2.06%              15,532   2.43%
                                                ======   ====               ======   ====               ======   ====

Net earning assets/net interest
  margin (2)                        $  51,492            2.41%     47,406            2.49%     48,949            2.87%
                                      =======            ====     =======            ====     =======            ====
Ratio of interest-earning assets to
  interest-bearing liabilities           1.09x                       1.09x                       1.10x
                                      =======                     =======                     =======

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

(3) Municipal bond yields included in Securities Available for Sale category above are not tax effected.

REVIEW OF FINANCIAL CONDITION

Total assets increased $31.7 million to $668.7 million at September 30, 2001, compared to $637.0 million at September 30, 2000. The increase was primarily due to increased loan originations and purchases of securities, funded by the proceeds of $56.7 million in single-family mortgage sales, loan prepayments, and growth in the deposit base. An additional $41.2 million in fixed-rate mortgage loans were classified as available for sale. Loan originations for the current fiscal year were $140.1 million, compared to $110.2 million for the year ended September 30, 2000. Loan repayments were $152.6 million, compared to $84.0 million for the year ended September 30, 2000.

Cash and cash equivalents amounted to $8.6 million at September 30, 2001 as compared to $6.2 million a year earlier.

Securities classified as available for sale totalled $42.0 million at September 30, 2001, compared to $74.4 million at September 30, 2000. The Company purchased $50.4 million, which consisted of U.S. Agency securities, corporate debt securities, and municipal bonds, offset by maturities and sales totalling $85.7 million.

At September 30, 2000, the Company owned one mortgage-backed security as held to maturity. This security was sold in the third quarter of the year after management determined that the investment portfolio would supplement the Company's liquidity base. All mortgage-backed securities purchased in the current year were recorded as available for sale. Mortgage-backed securities classified as available for sale were $127.7 million at September 30, 2001. The current year purchases were funded by the proceeds from heavy refinance activity in the Bank's loan portfolio as well as the redeployment of the proceeds from the sale of mortgage loans in the final quarter of this fiscal year.

Securities classified as available for sale represent a secondary source of liquidity to the Bank and the Company. The market value of these securities fluctuates with interest rate movements. Net interest income in future periods may be adversely impacted to the extent interest rates increase and these securities are not sold with the proceeds reinvested at higher market rates. The decision whether to sell the available for sale securities or not, is based on a number of factors, including projected funding needs, reinvestment opportunities and the relative cost of alternative liquidity sources.

Loans receivable decreased 20.8%, or $111.3 million to $423.0 million from
$534.3 million at September 30, 2000.   The changing interest rate environment,
with rapid decreases in prime beginning in January 2001 and continuing through September, prompted management to evaluate the loan and investment portfolios. Falling interest rates triggered significant prepayment and refinance activity. Repayments on loans receivable increased 85.1% from $84.0 million in fiscal 2000 to $155.5 million for the year ended September 30, 2001. Management took a proactive approach and identified $94.3 million of loans that had similar characteristics to those prepaying at high speeds and thus generating less yield to the bank than originally projected. These loans were then specifically identified and transferred from held to maturity to held for sale as a one-time event. This transfer gave management the opportunity to monitor prepayment volumes and act quickly to protect our earning assets. Of the transferred loans, $53.4 million were sold in September 2001 and generated a pre-tax gain of $618,000. The balance of the transferred loans remains in the held for sale portfolio. Beginning the first quarter of fiscal 2002 the Bank started offering loans, through the TPOs, that carry a prepayment penalty for the first 3 to 5 years.

Deposits increased 4.8%, or $18.2 million to $399.6 million at September 30, 2001, compared to $381.4 million at September 30, 2000. Savings and transaction accounts at September 30, 2001 amounted to $177.2 million, compared to $162.9 million. Certificates of deposit increased throughout the year and were $222.4 million at September 30, 2001, compared to $218.6 million at September 30, 2000. The deposit base and the interest rates offered continues to be priced competitively in order to attract deposits when alternative investment products and savings competition is significant within the Company's market areas.

Borrowed funds decreased $17.8 million, or 8.7%, to $187.3 million at September 30, 2001. The Bank utilized loan prepayment and growth in deposits to repay FHLB advances. Of the FHLB of Chicago advances at September 30, 2001, $65.0 million of advances, with a weighted average term to maturity of 2.96 years, contain various call provisions, with a weighted average term to call of .23 years. The calls are most likely exercised by the issuer in a period of rising interest rates.

Advance payments by borrowers for real estate taxes of $7.2 million at September 30, 2001, was $5.0 million higher than the balance of $2.2 million at September 30, 2000. The prior year's lower balance reflected Cook County real estate taxes being paid prior to September 30, 2000. The Company remitted real estate tax payments in excess of $6 million in October of 2001.

Stockholders' equity of the Company grew to $49.4 million at September 30, 2001, compared to $42.8 million at September 30, 2000, an increase of $6.6 million. The net increase in stockholders' equity was due to net income of $4.9 million, offset by $968,000 payment of cash dividends, and the increase in accumulated other comprehensive income, the mark to market component of available for sale securities of $2.8 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits and borrowing, proceeds from principal and interest on loans and securities. While maturities and scheduled amortization of loan and securities are predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles and economic conditions. The Bank generally manages the pricing of its deposits to be competitive and increase core deposit relationships. The Bank utilizes particular sources of funds based on comparative costs and availability.

The Company's most liquid assets are cash and cash equivalents, which include federal funds and interest-bearing deposits. The level of these assets are dependent on the Company's operating, financing and lending, and investing activities during any given period. At September 30, 2001 and 2000, cash and cash equivalents totaled $8.6 million and $6.2 million, respectively.

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

Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and gains realized from the sale of loans and securities were $8.8 million for the year ended September 30, 2001. During the year, $10.4 million was used in investing activities, consisting primarily of loan originations and purchases of securities, largely offset by principal collections on loans, proceeds from maturities of securities and proceeds from sales of securities and loans. Net cash provided by financing activities amounted to $4.1 million for the year ended September 30, 2001.

At September 30, 2001, the Company believed it had sufficient cash to fund its outstanding commitments, or would be able to obtain the necessary funds from outside sources to meet its cash needs.


LENDING ACTIVITIES

LOANS AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 2001, the gross loans receivable portfolio was $422.0 million, of which $269.5 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 53.7% were fixed-rate and 46.3% were adjustable-rate mortgage (ARM) loans. During the year, the Bank sold $55.5 million of single-family mortgage loans to Federal Home Loan Mortgage Corporation ("FHLMC") and to Federal National Mortgage Association ("FNMA"). Included in the year-end loan portfolio balance are $41.2 million in fixed-rate mortgage loans classified as held for sale. The remainder of the loan portfolio at September 30, 2001 consisted of $120.4 million of multi-family loans, $1.7 million in commercial real estate, $15.3 in construction loans, and $15.1 million of consumer loans. Consumer loans consisted primarily of home equity and second mortgage loans.

During 1994, the Bank expanded its delivery system for mortgage loans to include third party originators ("TPOs"), which are mortgage brokers that have agreed to originate loans for the Bank's portfolio. The loan department continues to seek and sign agreements with new TPOs. At September 30, 2001, the Bank had a network of 86 TPOs. The TPO program produced $110.5 million or 96.7% of the one- to four-family and multi-family mortgage loan originations in 2001. The Bank originated $23.2 million in commercial loans and $6.7 million in consumer loans for a total of $140.1 million in new loans; a 26.9% increase from the year ended September 30, 2000.

In 1996, the Bank began offering certain residential loans without income verification. Verification that the applicant is employed is noted in the file and the amount listed on the application is used to determine the debt to income ratio. The maximum loan to value ratio is 95% for this program. The Bank also offers a similar program for people who typically are self-employed. The income used to qualify the loan is the amount stated on the loan application. The maximum loan amount allowed under this program is 95% of the property value. The Bank also grants loans to applicants with less than perfect credit and higher debt to income ratios than secondary market conforming standards. In all other respects the loans are originated in the same manner as a conventional loan. All loans have risk premium factored into the rate and additional valuation allowances are established when the loan is funded. It is the Bank's general policy to require private mortgage insurance
(PMI) on any conventional loan with a loan to value ratio greater than 80% for one- to four-family homes, townhouses, and condominium units. The Bank originated $96.0 million of these loans during fiscal 2001. At September 30,

2001, the portfolio included $147.8 million of these loans.

Loan origination standards of the Bank generally conform to the requirements for sale to the FHLMC and FNMA. During the year ended September 30, 2001, the Bank sold mortgage loans totalling $2.1 million and $54.6 million to the FHLMC and FNMA, respectively. At September 30, 2001, the unpaid balance of total mortgage loans sold to the FHLMC and FNMA and serviced by the Bank was $5.5 million and $51.0 million respectively.

The Bank's investment policy permits the investment in mortgage-backed securities. The Bank purchases FHLMC Gold, GNMA II, and FNMA mortgage-backed securities to coincide with its ongoing asset/liability management objectives and to supplement its own loan origination program. The mortgage-backed securities owned by the Bank are issued by FNMA, FHLMC or GNMA and are collateralized with generic pools of single family mortgages. With respect to prepayment risk, these securities are likely to exhibit substantially the same characteristics as the whole loans owned by the Bank. Prepayments are not expected to have a material effect on the yield or the recoverability of the
carrying amounts of these securities.    During the year ended September 30,
2001, the Bank purchased $129.1 million of mortgage-backed securities. The FHLMC mortgage-backed security held for investment at September 30, 2000 was sold during the year for a realized gain of $77,000. At September 30, 2001, the total cost of mortgage-backed securities was $126.0 million with a fair value of $127.7 million, resulting in an unrealized gain of $1.7 million.

The following table sets forth the composition of the loan portfolio and mortgage-backed securities, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                        At September 30,
                                        2001                  2000                  1999
                                            Percent               Percent             Percent
                                   Amount   of Total    Amount   of Total    Amount   of Total
                                                 (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 269,472    63.86%   $ 390,805    73.46      388,586   76.86%
  Multi-family                    120,432    28.54      118,309    22.25      100,412    19.86
  Commercial                        1,665     0.39        3,448     0.65        2,577     0.51
  Construction                     15,325     3.63        2,304     0.43           -        -
                                  -------    -----      -------     ----       ------    -----
    Total mortgage loans          406,894    96.42      514,866    96.79      491,575    97.23
Consumer loans                     15,096     3.58       17,101     3.21       14,016     2.77
                                  -------   ------      -------   ------      ------   -------
  Gross loans receivable          421,990   100.00%     531,967   100.00%     505,591  100.00%
                                            ======                ======               =======
Less:
  Loans in process                    107                    26                    16
  Unearned discounts and
    deferred loan costs            (2,333)               (3,286)               (2,762)
  Allowance for loan losses         1,236                   950                   780
                                  -------               -------               -------
Loans receivable, net           $ 422,980             $ 534,277             $ 507,557
                                  =======               =======               =======
Mortgage-backed securities:
FHLMC held to maturity          $  -----     ---- %       2,901   100.00%       3,585  100.00%
FHLMC available for sale            9,139     7.16           -      -              -     -
FNMA available for sale            66,524    52.10           -      -              -     -
GNMA Available for sale            52,022    40.74           -      -              -     -
                                  -------   ------       ------   ------       ------  ------
Mortgage-backed securities, net $ 127,685   100.00%   $  2,901    100.00%   $   3,585  100.00%
                                  =======   ======      =======   ======       ======  ======

                                              At September 30,
                                        1998                  1997
                                            Percent               Percent
                                   Amount   of Total    Amount   of Total
                                          (Dollars in thousands)
Mortgage loans:
  One- to four-family           $ 324,265    76.47%   $ 304,950    78.83%
  Multi-family                     83,084    19.59       64,450    16.66
  Commercial                        3,295     0.78        2,894     0.75
  Commercial leases                    30     0.01          408     0.10
                                  -------    -----      -------     ----
    Total mortgage loans          410,674    96.85      372,702    96.34

Consumer loans                     13,358     3.15       14,152     3.66
                                  -------    -----      -------     ----
  Gross loans receivable          424,032   100.00%     386,854   100.00%
                                            ======
Less:
  Loans in process                      1                    -
  Unearned discounts and
    deferred loan costs            (2,168)               (1,868)
  Allowance for loan losses           591                   460
                                  -------               -------
  Loans receivable, net         $ 425,608               388,262
                                  =======               =======

Mortgage-backed securities
FHLMC held to maturity          $  11,177  100.00%     $ 16,875   100.00%
                                  -------  ------       -------   ------
  Mortgage-backed
  securities, net               $  11,177  100.00%     $ 16,875   100.00%
                                  =======  ======       =======   ======

The following table sets forth the Bank's loan originations, commercial leases, purchases of loans, and mortgage-backed securities, sales and principal repayments for the periods indicated:

                                                                 Years Ended September 30,
                                                             2001        2000           1999
                                                                  (in thousands)
Mortgage Loans (gross):
  At beginning of period                                  $ 514,866      491,575      410,674
  Mortgage loans originated:
    One- to four- family                                     88,425       67,373      157,429
    Multi-family                                             21,874       26,158       29,224
    Commercial/Construction                                  23,157        8,350        2,216
                                                            -------      -------      -------
  Total mortgage loans originated                           133,456      101,881      188,869


  Transfer to foreclosed real estate and net charge-offs       (268)         (73)        (262)
  Transfer to loans held for sale                      (94,302)          -            -
  Principal repayments of loans receivable                 (146,858)     (78,517)    (107,676)
  Principal repayments of commercial leases                      -            -           (30)
                                                            -------      -------      -------
  At end of period                                          406,894      514,866      491,575
                                                            -------      -------      -------


Consumer loans (gross):
  At beginning of period                                 $   17,101       14,016       13,358
  Consumer loans originated                                   6,683        8,581        7,990
  Principal repayments                                       (8,688)      (5,496)      (7,332)
                                                            -------       ------       ------
  At end of period                                           15,096       17,101       14,016
                                                            -------       ------       ------

Total loans (gross)                                       $ 421,990      531,967      505,591
                                                            =======      =======      =======


Mortgage-backed securities:
  At beginning of period                                  $   2,901        3,585       11,177
  Mortgage-backed securities purchased                      129,142           -            -
  Mortgage-backed securities sold                            (2,366)          -            -
  Amortization and principal repayments                      (3,729)        (684)      (7,592)
                                                           ---------      ------       ------
                                                          $ 125,948        2,901        3,585
                                                            =======       ======       ======

LOANS MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the loans at September 30, 2001. The table does not include prepayments or scheduled principal amortization. Principal repayments and prepayments on loans totalled $155.5 million, $84.0 million, and $115.0 million for the years ended September 30, 2001, 2000, and 1999, respectively.


                                                     At September 30, 2001
                             Fixed Rate        Adjustable Rate    Other Loans

                                                                  Con-             Total
                           One-to-            One-to-          struction           Loans
                           Four     Multi-    four      Multi-    and              Receiv-
                           Family   Family    Family    Family Commercial Consumer  able
                                                          (in thousands)
AMOUNTS DUE:
Within one year         $  24,649   3,230     36,527    37,411    4,635     3,264    109,716

After one year:
One to three years         38,330   3,068     65,993    59,555   12,314     3,310    182,570
Three to five years        27,920   1,470     22,178    13,874       41     2,415     67,898
Five to 10 years           39,596   1,531        -         -         -      3,333     44,460
10 to 20 years             13,196     293        -         -         -      2,774     16,263
Over 20 years               1,083     -          -         -         -         -       1,083
                          -------   -----    -------    ------    -----     -----    -------
Total due after
  one year                120,125   6,362     88,171    73,429   12,355    11,832    312,274
                          -------   -----    -------    ------    -----     -----    -------

Total amounts due       $ 144,774   9,592    124,698   110,840   16,990    15,096    421,990
                          =======   =====    =======   =======   ======    ======

Less:
  Loans in process                                                                       107
  Unearned discounts,
    premiums and deferred
    loan costs, net                                                                   (2,333)
  Allowance for loan losses                                                            1,236
                                                                                      ------
Loan receivable, net                                                               $ 422,980
                                                                                    ========

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

The Bank offers a mortgage loan modification program that allows the borrower to receive a reduced interest rate, change in term, or a change in loan program, in lieu of refinancing the original loan. The borrower is charged a fee that varies based upon the modifications made, including an appraisal fee when the Bank requires a reappraisal of the collateral. The program has been advantageous to the Bank during periods of heavy refinance activity such as 1998 and 2001, by limiting the disruption to its loan operations, as well as reducing the costs associated with refinance activity of existing borrowers.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank originates fixed and adjustable rate multi-family loans secured by properties (five units or more) typically located in its primary market area. These loans generally have rate and payment adjustment periods of 3 to 5 years, with amortizations of up to 30 years. The Bank customarily charges origination fees of up to 3% of the loan amount for newly originated loans and lesser fees for renewals or modifications of existing loans. The Bank's policies generally require personal guarantees from the borrowers, with joint and several liability. The Bank's underwriting decisions relating to these loans are primarily based upon the net operating income generated by the property in relation to the debt service ("debt coverage ratio"), the borrower's cash-at-risk position, financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending relationship with the borrower. The Bank originates multi-family loans in amounts up to 85% of the lower of the appraised value of the property or the purchase price. The Bank generally requires a minimum debt coverage ratio of 1.15x on multi-family properties, utilizing forecasted net operating income.
As of September 30, 2001, $120.4 million, or 28.5%, of the Bank's loan portfolio consisted of multi-family loans. Multi-family mortgage loans typically involve substantially larger loan balances than single-family mortgage loans, and are dependent on successful property operation as well as on general and local economic conditions.

In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. Commercial real estate loans are generally granted in amounts up to 75% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. As of September 30, 2001, $1.7 million, or 0.4%, of the Bank's loan portfolio consisted of commercial real estate loans.

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

CONSTRUCTION LENDING. The Bank originates loans to finance the construction of residential property primarily in its market area. The Bank will consider commercial construction loans in the future on a case-by-case basis. During the year ended September 30, 2001, the Bank originated eight loans to finance construction projects for $18.0 million. At September 30, 2001, the Bank had nine construction loans which totaled $21.1 million, and reported an unpaid balance of $15.3 million, or 3.6% of total loans receivable.

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


OTHER LENDING. The Bank's other lending activities consist of consumer lending, primarily home equity loans, fixed-rate second mortgage loans, and to a lesser extent automobiles, boats and recreational vehicles, and other secured and unsecured loans. On September 30, 2001, outstanding balances on home equity lines represented $13.8 million or 3.3% of the Bank's total loan portfolio. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. As of September 30, 2001, $1.3 million or 0.3% of the Bank's loan portfolio consisted of consumer loans.

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

Set forth below is certain information regarding delinquent real estate loans at September 30, 2001, 2000 and 1999:


                                At September 30, 2001                       At September 30, 2000
                            60-89 Days       90 Days or More         60-89 Days        90 Days or More
                        -----------------  ------------------     -----------------   -----------------
                        Number  Principal   Number  Principal     Number  Principal   Number  Principal
                          of     Balance      of     Balance        of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans       Loans  of Loans     Loans  of Loans
                                               (Dollars in thousands)
One- to four- family       4    $   583        5    $   628          7     $  896        3    $  151
Multi-family               4        953        -         -           1        215        -        -
Commercial                 -         -         -         -           -         -         1       224
                          --      -----       --      -----         --       ----       --      ----
Total mortgage loans       8      1,536        5        628          8      1,111        4       375

Consumer                   -         -         4         49          2         32        1         4
                          --      -----       --      -----         --       ----       --      ----
Total loans                8    $ 1,536        9    $   677         10     $1,143        5    $  379
                          ==      =====       ==      =====         ==       ====       ==      =====
Delinquent loans to
  total loans                      0.33%               0.16%                 0.21%              0.07%
                                   ====               =====                  ====               ====

                                At September 30, 1999
                            60-89 Days       90 Days or More
                        -----------------  ------------------
                        Number  Principal   Number  Principal
                          of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans
                                 (Dollars in thousands)
One- to four- family       2     $  252        5     $  216
Multi-family               1        159        1         84
                          --        ---       --       ----
Total mortgage loans       3        411        6        300

Consumer                   -         --        4         43
                          --        ---       --       ----
Total loans                3     $  411       10     $  343
                          ==        ===       ==       ====
Delinquent loans to
  total loans                      0.08%                0.07%
                                    ===               ======

NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, loans which are 90 days or more past due, and real estate in foreclosure. The Bank continues accruing interest on all consumer loans until a loss determination is made. Upon determination that the loan will result in a loss, the Bank discontinues the accrual of interest and/or establishes a reserve in the amount of the anticipated loss. For the year ended September 30, 2001, interest income on non-accrual loans included in net income amounted to less than $1,000. If all non-accrual mortgage loans, as of September 30, 2001, had been currently performing in accordance with their original terms, the Bank would have recognized interest income from such loans of $36,000.

                                                At September 30,
                                 2001       2000       1999      1998       1997
                                            (Dollars in thousands)

Non-accrual mortgage loans     $  628     $  375     $  300    $  799     $ 1,397
Non-accrual commercial leases      -          -          -         30         408
Non-accrual consumer loans         49          4         43         2           3
                                -----        ---       ----      ----       -----
  Total non-accrual loans         677        379        343       831       1,808

Consumer loans 90 days or more
  past due and still accruing    -          -         -          -          -
                                 -----       ---       ----      ----        ----
  Total non-performing loans       677        379       343       831       1,808

Real estate in foreclosure          --          3        -        131         215
                                 -----        ---      ----      -----      -----
  Total non-performing assets  $   677    $   382   $   343   $   962     $ 2,023
                                 =====       ====      ====      =====      =====
Total non-performing loans to
  total loans                     0.16%      0.07%     0.07%     0.20%      0.47%
                                 =====       ====      =====     =====      =====
Total non-performing assets to
  total assets                    0.10%      0.06%     0.06%     0.19%      0.41%
                                 =====       ====      =====     =====      =====


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

When the Bank determines that an asset should be classified, it generally does not establish a specific allowance for such asset unless it determines that such asset may result in a loss. The Bank however, establishes valuation allowances in amounts deemed prudent for the pools of classified assets. Valuation allowances represent loss allowances which have been established to recognize probable losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The Bank's policies provide for the establishment of a specific allowance equal to 100% of each asset classified as "loss" or to charge-off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulations; and believes its classification policies are consistent with OTS policies.

As of September 30, 2001, the Bank had classified assets of $677,000. Classified loans of $677,000 were categorized as substandard, consisting of 5 residential mortgage loans and 3 auto loans. There were no assets classified as doubtful.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan and lease losses based on management's evaluation of probable incurred credit losses in its loan portfolio. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, peer group information and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank maintains its allowance at a level which it considers adequate to provide for probable losses, there can be no assurances that such losses will not exceed the estimated amounts.

The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                           At or for the Years Ended September 30,
                                      2001    2000      1999      1998      1997
                                                  (Dollars in thousands)
Balance at beginning of year     $    950     $ 780     $ 591     $ 460     $ 810
Provision for loan losses             295       180       165       181        64
Charge offs:
  One-to four-family                    -         -         -         -         -
  Multi-family                          -         -         -         -         -
  Commercial leases                     -         -         -         -      (406)
  Consumer loans                      (12)      (13)      (8)      (51)       (19)
                                     ----      ----      ----      ----      ----
Total Charge-offs                     (12)      (13)      (8)      (51)      (425)

Recoveries:
  Commercial leases                    -          -        27        -         -
  Consumer loans                        3         3         5         1        11
                                     ----      ----      ----      ----      ----
Total Recoveries                        3         3        32         1        11
                                     ----      ----      ----      ----      ----
Balance at end of year           $  1,236     $ 950     $ 780     $ 591     $ 460
                                     ====      ====      ====      ====      ====
Charge-offs during the
  year to average loans
  outstanding during the year          - %       - %       - %     0.01%     0.11%
                                     ====      ====      ====      ====      ====
Allowance for loan losses
  to net loans receivable
   at end of year                    0.29%     0.18%     0.15%     0.14%     0.12%
                                     ====      ====      ====      ====      ====
Allowance for loan losses
  to total non-performing
  loans at end of year             182.57%    250.66%   227.41%    71.12%    25.44%
                                   ======     ======    ======     =====     =====
Allowance for loan losses
  to non-performing assets
  at end of year                   182.57%    248.69%   227.41%    61.43%    22.74%
                                   ======     ======    ======     =====     =====

At September 30, 2001, the Bank maintained no specific reserves on its loan portfolio, and is unaware of any specific identifiable charge-offs in its loan portfolio. The following table sets forth the Company's allocation of its allowance for loan losses. This allocation is based on management's subjective estimates. The amount allocated to a particular category should not be interpreted as the only amount available for future charge-offs that may occur within that category; it may not be indicative of future charge-off trends and it may change from year to year based on management's assessment of the risk characteristics of the loan portfolio.



                                                                At September 30,
                                           2001                      2000                   1999
                                             % of Loans                 % of Loans            % of Loans
                                             in Category                in Category           in Category
                                              of Total                   of Total               of Total
                                             Outstanding                Outstanding           Outstanding
                                  Amount        Loans         Amount       Loans      Amount      Loans
                                                        (Dollars in thousands)
Mortgage loans:
  One- to four- family          $   407        63.86%          $ 421      73.45%      $ 340      76.86%
  Multi-family                      238        28.54             232      22.25         179      19.86
  Commercial real estate             22         0.39              39       0.65          38       0.51
  Construction                      307         3.63              23       0.43           -          -
Consumer loans                      213         3.58             190       3.22         171       2.77
Unallocated Portion                  49          -                45         --          52         -
                                  -----       ------            ----     ------        ----     ------
  Total                         $ 1,236       100.00%          $ 950     100.00%      $ 780     100.00%
                                  =====       ======            ====     ======        ====     ======


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

The Company is the holder of certain subordinated notes (the "Notes") issued by Cole Taylor Financial Group, Inc. The Notes have a par value and cost basis of $3.0 million. The Notes were acquired by the Company in 1994, when Cole Taylor Financial Group, Inc. was the parent company for both a consumer finance company and a Chicago area bank. In fiscal 1997, Cole Taylor's bank subsidiary was "spun-off" to certain Cole Taylor shareholders in exchange for stock and certain assets. The Notes remained as obligations of the surviving company, which became known as Reliance Acceptance Group, Inc. ("RAG") and remained the parent company for the consumer finance company.

On November 14, 1997, RAG filed a Form 10-Q with the SEC in which RAG reported, among other things, substantial additions to its loan loss reserves, increasing delinquencies and repossession losses, a severe decline in its net interest margin, continuing defaults under senior credit agreements, a lack of future funding sources, and the imposition of substantial restrictions by senior lenders.

The Company evaluated the information that was then available about RAG's circumstances and future prospects in an effort to assess impairment and to place a value on the Notes in the context of a possible RAG liquidation, sale and/or bankruptcy. The Company concluded that the impairment was other than temporary, and that a complete write-down of the Notes was appropriate. Accordingly, the Company wrote the Notes down $3.0 million during the fourth quarter and fiscal year ended September 30, 1997.

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

The lawsuits allege a variety of causes of action against these individuals and entities relating to the spin-off, the accuracy of RAG's financial statements and similar matters. A litigation fund of approximately $5.0 million was established pursuant to RAG's plan of reorganization to pursue these lawsuits and similar litigation. In addition on February 14, 2000, the Company filed a class action in the Circuit court of Cook County, Illinois against LaSalle National Bank and affiliates. The action is brought on behalf of the Company individually and as class representative of all RAG subordinated noteholders. The compliant alleges a cause of action arising out of LaSalle's involvements as a trustee of the RAG subordinated notes.

In late 2001, the Estate Representative for RAG arrived at a preliminary settlement with certain parties that would allow RAG to settle or satisfy the claims of certain of its creditors including the Company. Under the proposed settlement, certain members of the Taylor family would be required to deliver to RAG $15 million in cash, $30 million of trust preferred securities and 15% of the outstanding common stock of Taylor Capital Group, Inc. the parent bank holding company of Cole Taylor Bank. The proposed settlement is subject to certain significant conditions and no assurances can be provided that the settlement will be completed or that the Company will receive any settlement proceeds.

The following table sets forth certain information regarding the amortized cost and fair value of the Company's interest-earning deposits, federal funds sold, FHLB - Chicago stock, and securities portfolio at the dates indicated:

                                                         At September 30,
                                          2001                   2000                 1999
                                 Amortized     Fair     Amortized     Fair   Amortized    Fair
                                   Cost       Value        Cost      Value     Cost      Value
                                                          (in thousands)

Interest-earning deposits:
  FHLB daily investment         $  1,394     1,394       1,400      1,400        404       404
  Money market fund                    3         3           5          5        172       172
                                   -----     -----         ---        ---      -----     -----
Total interest-bearing deposits $  1,397     1,397       1,405      1,405        576       576
                                   =====     =====       =====      =====      =====     =====

Federal funds sold              $    100       100         100        100        100       100
                                    ====      ====        ====       ====       ====      ====

FHLB-Chicago Stock              $ 18,055    18,055      10,065     10,065      9,615     9,615
                                  ======    ======      ======     ======      =====     =====

Securities available for sale:
  U.S. Government and
  agencies                      $ 23,109    23,199      68,436     65,603     68,428    66,070
  Municipal debt securities        3,491     3,492          -          -          -         -
  Corporate debt securities       14,719    15,315       7,972      8,763         -         -
                                 -------    ------      ------     ------     ------    ------
Total securities
  available for sale           $  41,319    42,006      76,408     74,366     68,428    66,070
                                 =======    ======      ======     ======     ======    ======


The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 2001.

                                                       At September 30, 2001

                                One Year            One to         Five to      More than
                                 or Less           Five Years      10 Years    10 Years                   Total
                                                                                                Avg
                                       Wtd               Wtd            Wtd           Wtd     remaining                  Wtd
                               Amtzd   Avg      Amtzd    Avg     Amtzd  Avg    Amtzd  Avg     Years to   Amtzd  Fair     Avg
                               Cost   Yield     Cost    Yield    Cost  Yield   Cost  Yield    Maturity   Cost   Value   Yield
                                                           (dollars in thousands)
U.S. Government
  and agencies (1)         $ 23,109  6.64%        -       -%        -      - %     --    --%      -     23,109   23,199  6.64%

Municipal debt
 securities (2)                  -      -         -       -         -      -     3,491   4.91    17.3    3.491   3.492   4.91

Corporate debt
  securities (3)                 -      -         -       -      3,553    6.60   11,166  9.21    23.8   14,719   15,315  8.58
                             ------  ----       ----    ----    ------    -----  ------  -----   ----   ------   ------  ----
                           $ 23,109  6.64%        -      - %     3,553    6.60%  14,657  8.19%   19.2   41,319   42,006  7.59%
                             ======  ====       ====    ====    ======    =====  ======  =====   ====   ======   ======  ====

(1) U.S. government and agencies investments include $20.0 million in callable notes. These securities are one year or less as both securities were called in October, 2001.

(2) Municipal bond yields included in securities available for sale above are not tax effected.

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

The following table presents the deposit activity of the Bank for the years indicated.

                                               Years Ended September 30,
                                           2001         2000        1999
                                                   (in thousands)
Deposits                               $ 849,874      702,632      716,232
Withdrawals                             (850,825)    (696,519)    (704,706)
                                         -------      -------      -------
Net deposits in excess of withdrawals       (951)       6,113       11,526
Interest credited on deposits             19,137       18,304       14,820
                                         -------      -------      -------
Total increase in deposits             $  18,186       24,417       26,346
                                         =======      =======      =======


The following table sets forth maturities time deposits over $100,000 at September 30, 2001:

                           Maturity Period
                                                 (in thousands)
                 Three months or less               $ 11,051
                 Over three through six months         8,712
                 Over six through 12 months           16,125
                 Over 12 months                        2,455
                                                     -------
                                                    $ 38,343
                                                     =======

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of fiscal year-end balances instead of average balances resulted in any material difference in the information presented.


                                                      At September 30,
                                           2001                             2000
                                                      Weighted
Weighted
                                          Percent of   Average             Percent of  Average
                                            Total      Nominal               Total     Nominal
                                Amount    Deposits      Rate       Amount  Deposits     Rate
                                                  (dollars in thousands)
Passbook Savings             $ 132,217    33.09%      3.04%     $ 121,787    31.93%      4.09%
Transaction Accounts:
  NOW/non-interest bearing      13,746     3.44         -           9,287     2.44         -
  NOW                           18,869     4.72       1.82         19,074     5.00       2.03
  Money market and management   12,345     3.09       3.36         12,711     3.33       3.59
                                ------    -----       ----         ------     ----       ----
    Total transaction accounts  44,960    11.25       2.93         41,072    10.77       3.81

Certificate Accounts:
  3 month                        1,049     0.26       3.71          1,029     0.27       4.30
  6 month                       17,246     4.33       4.14          7,660     2.01       5.24
  7 month                       13,772     3.45       4.89          2,509     0.66       4.70
  8 month                       61,359    15.35       5.30          1,609     0.42       4.70
  10 month                      60,548    15.15       4.58         16,834     4.41       6.11
  12 month                      19,228     4.81       5.49         31,017     8.13       6.39
  13 month                      10,280     2.57       4.79        105,917    27.77       6.63
  15 month                       7,388     1.85       4.55         15,307     4.01       6.12
  24 month                      20,978     5.25       6.68         22,694     5.95       6.57
  36 month                       3,889     0.97       5.06          5,291     1.39       5.46
  36 month rising rate           1,775     0.44       4.33          2,826     0.74       5.64
  60 month                       4,930     1.23       5.77          5,881     1.54       5.82
  Other                            -         -          -             -        -           -
                                ------    -----       ----         ------     ----       ----
  Total certificate accounts   222,442    55.66       5.08        218,574    57.30       6.36
                                ------    -----       ----         ------     ----       ----
Total Deposits               $ 399,619   100.00%      4.17%       381,433   100.00%      5.30%
                               =======   ======       ====        =======   ======       ====


                                      At September 30,
                                           1999
                                                      Weighted
                                          Percent of   Average
                                            Total      Nominal
                                Amount    Deposits      Rate
                                  (dollars in thousands)
Passbook Savings             $ 127,415    35.69%      3.70%

Transaction Accounts:
  NOW/non-interest bearing       6,385     1.79         -
  NOW                           16,577     4.64       2.22
  Money market and management   16,100     4.51       3.82
                                ------    -----       ----
    Total transaction accounts  39,062    10.94       3.56

Certificate Accounts:
  3 month                        2,160     0.61       4.40
  6 month                       10,503     2.94       4.67
  7 month                       31,955     8.95       5.03
  8 month                        5,125     1.44       4.63
  10 month                      45,000    12.60       5.40
  12 month                      18,600     5.21       4.87
  13 month                      35,610     9.97       5.75
  15 month                      12,475     3.49       4.90
  24 month                      10,170     2.85       5.25
  36 month                       6,843     1.92       5.65
  36 month rising rate           3,959     1.11       5.17
  60 month                       8,139     2.28       6.01
  Other                             --       --         --
                                ------    -----       ----
  Total certificate accounts   190,539    53.37       5.27
                                ------    -----       ----
Total Deposits               $ 357,016   100.00%      4.49%
                               =======   ======       ====

The following table presents, by various rate categories, the amount of certificate accounts outstanding at September 30, 2001, 2000 and 1999 and the periods to maturity of the certificate accounts outstanding at September 30, 2001.


                                                            Period to maturity from September 30, 2001
                             At September 30,
                                                                               Two to
                                                      Within       One to       Three    There-
                        2001     2000      1999     One Year     Two Years     Years    after   Total
                                                 (in thousands)
Certificate accounts:
  2.99% or less      $      -        59       81         -            -          -       -          -
  3.00% to 3.99%         9,508       -        -       8,476          411        621      -       9,508
  4.00% to 4.99%       127,880   22,497   53,218    120,312        5,185      2,135     248    127,880
  5.00% to 5.99%        41,550   30,333  133,805     36,037        4,327        669     517     41,550
  6.00% to 6.99%        30,704  129,611    3,435     29 956          748         -       -      30,704
  7.00% to 7.99%        12,800   36,074       -      12,800           -          -       -      12,800
                       -------  -------  -------    -------       ------      -----     ---    -------
Total                $ 222,442  218,574  190,539    207,581       10,671      3,425     765    222,442
                       =======  =======  =======    =======       ======      =====     ===    =======

BORROWING

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowing, such as advances from the FHLB of Chicago, when they are a less costly source of funds or can be invested at an acceptable rate of return.



The following table sets forth certain information regarding borrowing at and for the date indicated:

                                   At and for the Years Ended September 30,
                                               2001         2000         1999
                                                      (in thousands)

Average balance outstanding                $ 194,545      180,651      158,523
Maximum amount outstanding at any
  month-end during the year                  214,360      205,150      192,300
Balance outstanding at year end              187,345      205,150      186,250
Weighted average interest rate
  during the year                               6.34%        6.16%        5.48%
Weighted average interest rate
  at end of year                                5.50%        6.72%        5.56%


The Bank obtains advances from the FHLB of Chicago secured by its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans and specifically pledged mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowing from any other source. During the year ended September 30, 2001, two advances totalling $55 million matured. At September 30, 2001, the Bank's FHLB of Chicago advances totalled $183.1 million.

Included in FHLB of Chicago advances at September 30, 2001 are $65.0 million of fixed-rate advances which are callable at the discretion of the FHLB of Chicago at periods from 6 months to 2 years from the origination date. The average term to maturity on these advances is 2.96 years, while the average term to call is 0.23 years. No advance was called during the year ended September 30, 2001. The Bank receives a lower cost of borrowing on callable advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advance prior to their final maturity. If called, the FHLB of Chicago will provide replacement funding at the then prevailing market rate of interest for the remaining term of the advances, subject to standard terms and conditions.

UNSECURED TERM BANK LINE OF CREDIT During fiscal 2000, the Company obtained a $5.0 million unsecured line of credit from an unrelated financial institution. The loan provides for an interest rate of the prime rate or 2% over the one, two, or three-month LIBOR at management's discretion, adjustable and payable at the end of the repricing period. At September 30, 2001, the loan carries an interest rate of 2% over the three-month LIBOR. The loan requires quarterly payments of all accrued unpaid interest due and one payment of all outstanding principal plus all accrued unpaid interest on December 15, 2001. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. At September 30, 2001, the Company was in compliance with these covenants.


SUBSIDIARY ACTIVITY

Fidelity Corporation, incorporated in 1970, is a wholly-owned subsidiary of the Bank. Fidelity Corporation's business is safe deposit box rentals, and annuity and insurance sales primarily to customers of the Bank. In addition, in cooperation with INVEST, full service securities brokerage services are offered to customers and non-customers of the Bank.

Fidelity Corporation had a 7.64% ownership interest as a limited partner and had a 0.08% ownership interest as a general partner in an Illinois limited partnership formed in 1987 for the purpose of (i) developing, in the City of Evanston, Illinois, a public parking garage containing 602 parking spaces, which was sold in 1989 to the City of Evanston, and (ii) developing, managing and operating a 190 unit luxury rental apartment building adjacent thereto. Fidelity Corporation's investment in this limited partnership, represented by its capital contributions, totalled $732,100 at September 30, 2000. On November 3, 2000, Fidelity Corporation sold its partnership interest to the other General Partner for $835,000. The Company recorded a pre-tax gain of $106,000 on the sale of this investment. Income generated from safe deposit box rentals, annuity sales and insurance sales was $132,000 for the year ended September 30, 2001. Operating expenses for the fiscal year were $52,000, resulting in a total pre-tax profit of $183,000.

Fidelity Loan Services, Inc., (FLSI), incorporated in 1989, is a wholly-owned subsidiary of the Bank that ceased operations in October 1994.


PERSONNEL

As of September 30, 2001, the Company had 126 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be excellent.


SUPERVISION AND REGULATION

GENERAL Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of Thrift Supervision (the "OTS") the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission

(the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

RECENT REGULATORY DEVELOPMENTS The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. It is anticipated that regulations interpreting the USA PATRIOT Act will be issued during the first quarter of 2002.

THE COMPANY The Company, as the sole shareholder of the Bank, is a savings and loan holding company. As a savings and loan holding company, the Company is registered with, and is subject to regulation by, the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). Under the HOLA, the Company is subject to periodic examination by the OTS. The Company is also required to file with the OTS periodic reports of the Company's operations and such additional information regarding the Company and the Bank as the OTS may require.

INVESTMENTS AND ACTIVITIES The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries from: (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that is not FDIC-insured.

Prior to 1999, qualifying unitary savings and loan holding companies were permitted to engage in non-financial activities. However, under Title IV of the Gramm-Leach-Bliley Act of 1999, only those unitary savings and loan holding companies that either were savings and loan holding companies on or before May 4, 2000, like the Company, or became a savings and loan holding company pursuant to an application pending before the OTS on or before May 4, 2000, may continue to engage in such non-financial activities, so long as the holding company's savings association subsidiary qualifies as a qualified thrift lender (see "-- The Bank--Qualified Thrift Lender Test"). A savings and loan holding company that controls only one savings association subsidiary but is not a grandfathered company is subject to the same activity restrictions as a multiple savings and loan holding company. In all cases, however, if, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk. The restrictions the OTS may impose include limitations on (i) the payment of dividends by the savings association to the holding company; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

Federal law also prohibits any person or company from acquiring "control" of a savings association or a savings and loan holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a savings association or savings and loan holding company.

DIVIDENDS The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, OTS policies provide that a savings and loan holding company should not pay dividends that are not supportable by the company's core earnings or that may be funded only by borrowing or by sales of assets. The OTS also possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by savings and loan holding companies.

FEDERAL SECURITIES REGULATION The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK The Bank is a federally chartered savings association, the deposits of which are insured by the FDIC's Savings Association Insurance Fund ("SAIF"). As a SAIF-insured, federally chartered savings association, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

DEPOSIT INSURANCE As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 2000, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the year ending December 31, 2001, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Bank is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO ASSESSMENTS Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended September 30, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

SUPERVISORY ASSESSMENTS All Federal savings associations are required to pay supervisory assessments to the OTS to fund the operations of the OTS. The amount of the assessment is calculated using a formula which takes into account the institution's size, its supervisory condition (as determined by the composite rating assigned to the institution as a result of its most recent OTS examination) and the complexity of its operations. During the year ended September 30, 2001, the Bank paid supervisory assessments to the OTS totaling $127,500.

CAPITAL REQUIREMENTS Pursuant to the HOLA and OTS regulations, savings associations, such as the Bank, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3% for savings associations assigned a composite rating of 1 as of the association s most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. Core capital consists primarily of permanent stockholders' equity less (i) intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and lease losses.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OTS provide that additional capital may be required to take adequate account of, among other things, interest rate risk, the risks posed by concentrations of credit or nontraditional activities.

During the year ended September 30, 2001, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirement. As of September 30, 2001, the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 7.51%, a tangible capital ratio of 7.51% and a risk-based capital ratio of 17.65%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of September 30, 2001, the Bank was well capitalized, as defined by OTS regulations.

DIVIDENDS OTS regulations require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite examination rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better; (iii) have a compliance rating of 1 or 2;
(iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing are not required to obtain OTS approval prior to making a capital distribution unless: (a) the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, will exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years; (b) after giving effect to the distribution, the association will not be at least "adequately capitalized" (as defined by OTS regulation); or (c) the distribution would violate a prohibition contained in an applicable statute, regulation or agreement with the OTS or the FDIC or violate a condition imposed in connection with an OTS-approved application or notice. The OTS must be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like the Bank, is a subsidiary of a savings and loan holding company or by a savings association that, after giving effect to the distribution, would not be "well-capitalized" (as defined by OTS regulation).

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2001. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1993. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

BRANCHING AUTHORITY Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test the association may branch only to the extent permitted for national banks located in the savings association's home state. As of September 30, 2001, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

QUALIFIED THRIFT LENDER TEST The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to OTS requirements. A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of September 30, 2001, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 97.26%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

LIQUIDITY REQUIREMENTS The OTS issued a final rule, effective July 18, 2001, eliminating the requirement that each savings association maintain an average daily balance of liquid assets of at least 4% of its liquidity base. The change was made to implement a recent change to the HOLA. The rule, nevertheless, requires each savings association and service corporation to maintain sufficient liquidity to ensure its safe and sound operation.

FEDERAL RESERVE SYSTEM Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements.
These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


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


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's September 30, 2001 interest rate sensitivity of NPV, the most recent available from the OTS.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          41,324     (39,870)    (49)%           6.31%        - 522 bp
 + 200 bp          54,777     (26,416)    (33)%           8.16%        - 337 bp
 + 100 bp          68,370     (12,824)    (16)%           9.94%        - 159 bp
     0 bp          81,194                                11.53%
 - 100 bp          89,382       8,188      10 %          12.49%        +  95 bp
 - 200 bp          94,104      13,910      17 %          13.11%        + 158 bp
 - 300 bp              -           -        - %             - %           -  bp

Item 8.   Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

September 30, 2001 and 2000


ASSETS                                                                      2001       2000
Cash and due from banks                                                 $   7,107      4,690
Interest-earning deposits                                                   1,397      1,405
Federal funds sold                                                            100        100
                                                                         --------    -------
Cash and cash equivalents                                                   8,604      6,195

FHLB of Chicago stock, at cost                                             18,055     10,065
Mortgage-backed securities held to maturity, at amortized cost
  (approximate fair value of $2,924 at September 30, 2000)                     -       2,901
Mortgage-backed securities available for sale                             127,685         -
Securities available for sale                                              42,006     74,366
Loans held for sale                                                        41,219         -
Loans receivable, net of allowance for loan losses of $1,236 and $950
  at September 30, 2001 and 2000                                          422,980    534,277
Accrued interest receivable                                                 3,650      4,161
Premises and equipment                                                      3,850      3,925
Other assets                                                                  657      1,141
                                                                         --------    -------
                                                                        $ 668,706    637,031
                                                                         ========    =======
LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                  399,619    381,433
Borrowed funds                                                            187,345    205,150
Advance payments by borrowers for taxes and insurance                       7,193      2,198
Due to broker                                                              14,918         --
Other liabilities                                                          10,247      5,447
                                                                         --------    -------
   Total liabilities                                                      619,322    594,228

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized 2,500,000 shares;
  none outstanding                                                             -          -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,020,367 and 2,025,085 shares outstanding
  at September 30, 2001 and 2000, respectively                                 38         38
Additional paid-in capital                                                 38,636     38,780
Retained earnings, substantially restricted                                40,926     37,022
Treasury stock, at cost (1,761,983 and 1,757,265 shares at
  September 30, 2001 and 2000, respectively)                              (31,540)   (31,391)
Common stock acquired by Employee Stock Ownership Plan                         --       (189)
Common stock acquired by Bank Recognition and Retention Plans                (178)      (191)
Accumluated other comprehensive income (loss)                               1,502     (1,266)
                                                                         --------    -------
   Total stockholders' equity                                              49,384     42,803
                                                                         --------    -------


                                                                         $668,706    637,031
                                                                         ========    =======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

Years ended September 30, 2001, 2000, and 1999

                                                                  2001       2000       1999
INTEREST INCOME:
  Loans receivable                                             $ 39,337     38,329     33,787
  Investment securities                                           5,822      5,236      4,951
  Mortgage-backed securities                                      1,223        239        506
  Other interest income                                              72         47         50
                                                                -------     ------     ------
                                                                 46,454     43,851     39,294
INTEREST EXPENSE:
  Deposits                                                       19,121     17,992     15,070
  Borrowed funds                                                 12,340     11,120      8,692
                                                                -------     ------     ------
                                                                 31,461     29,112     23,762

Net interest income before provision for loan losses             14,993     14,739     15,532
  Provision for loan losses                                         295        180        165
                                                                -------     ------     ------
Net interest income after provision for loan losses              14,698     14,559     15,367

NON-INTEREST INCOME:
  Fees and commissions                                              457        452        374
  Insurance and annuity commissions                                 820      1,063        721
  Gain on sale of securities                                        231         -          -
  Gain on sale of loans                                             640         -          -
  Other                                                             159         53         51
                                                                -------     ------     ------
                                                                  2,307      1,568      1,146

NON-INTEREST EXPENSE:
  General and administrative expenses:
    Salaries and employee benefits                                5,578      5,331      5,784
    Office occupancy and equipment                                1,666      1,452      1,512
    Data processing                                                 467        521        498
    Advertising and promotions                                      443        554        399
    Other                                                         1,535      1,441      1,615
  Amortization of deposit base intangible                            11         21         32
                                                                -------     ------     ------
                                                                  9,700      9,320      9,840

Income before income taxes                                        7,305      6,807      6,673
Income tax expense                                                2,433      2,565      2,543
                                                                -------     ------     ------
NET INCOME                                                     $  4,872      4,242      4,130
                                                                =======     ======     ======

Earnings per share - basic                                        $2.42       2.04       1.85
Earnings per share - diluted                                      $2.31       1.96       1.76

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
Years ended September 30, 2001, 2000, and 1999

                                                                                        Accumu-
                                                                              Common  lated Other
                                                                     Common    Stock    Compre-
                                      Additional                     Stock    Acquired  hensive
                               Common   Paid-in   Retained Treasury  Acquired   By      Income
                                Stock   Capital   Earnings  Stock    By ESOP  By BRRP's (loss)   Total

Balance at September 30, 1998    $ 38    38,117   30,646   (19,210)  (1,092)     (242)     340    48,597
Net income                         -        -      4,130       -        -          -        -      4,130
Change in accumulated other
    comprehensive income           -        -         -        -        -          -    (1,820)   (1,820)
                                  ---    ------   -------   ------   ------     ------   -----    ------
Total comprehensive income                                                                         2,310

Purchase of treasury stock
  (402,426 shares)                 -        -         -     (9,312)     -          -        -     (9,312)
Cash dividends ($.43 per share)    -        -     (1,005)      -        -          -        -     (1,005)
Amortization of award of BRRP
  stock                            -        -         -        -        -          44       -    44
Cost of ESOP shares released       -        -         -        -        460        -        -        460
Exercise of stock options and
  reissuance of treasury shares
  (20,488 shares)                  -       (145)      -        354      -          -        -        209
Tax benefit related to vested
  BRRP stock                       -        154       -        -        -          -        -        154
Tax benefit related to stock
  options exercised                -         62       -        -        -          -        -         62
Market adjustment for committed
  ESOP shares                      -        502       -        -        -          -        -        502
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 1999      38    38,690   33,771   (28,168)    (632)     (198)  (1,480)   42,021
Net income                         -        -      4,242       -        -          -        -      4,242
Change in accumulated other
    comprehensive loss             -        -         -        -        -          -       214       214
                                  ---    ------   -------   ------   ------     ------   -----    ------
Total comprehensive income                                                                         4,456
Purchase of treasury stock
 (191,200 shares)                  -        -         -     (3,377)     -          -        -     (3,377)
Cash dividends ($.47 per share)    -        -       (991)      -        -          -        -       (991)
Amortization of award of BRRP
  stock                            -        -         -        -        -           7       -          7
Cost of ESOP shares released       -        -         -        -        443        -        -        443
Exercise of stock options and
  reissuance of treasury shares
 (8,439 shares)                    -       (150)      -        154      -          -        -          4
Tax benefit related to vested
  BRRP stock                       -          4       -        -        -          -        -          4
Tax benefit related to stock
  options exercised                -         54       -        -        -          -        -         54
Market adjustment for committed
  ESOP shares                      -        182       -        -        -          -        -        182
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 2000      38    38,780   37,022   (31,391)    (189)     (191)  (1,266)   42,803


                                                    - continued -














                                                                                       Accumu-
                                                                             Common  lated Other
                                                                     Common    Stock    Compre-
                                      Additional                     Stock    Acquired  hensive
                               Common   Paid-in   Retained Treasury  Acquired   By      Income
                                Stock   Capital   Earnings  Stock    By ESOP  By BRRP's (loss)   Total

Balance at September 30, 2000      38    38,780   37,022   (31,391)    (189)   (191)    (1,266)   42,803
Net income                         -        -      4,872       -         -         -        -      4,872
Change in accumulated other
    comprehensive loss                                                                   2,768     2,768
                                  ---    ------   -------   ------   ------     ------   -----    ------
Total comprehensive income                                                                         7,640
Purchase of treasury stock
 (28,800 shares)                   -        -         -       (562)      -         -        -       (562)
Cash dividends ($.48 per share)    -        -       (968)      -         -         -        -       (968)
Amortization of award of BRRP
  stock                            -        -         -        -         -       13         -         13
Cost of ESOP shares released       -        -         -        -        189        -        -        189
Exercise of stock options and
 reissuance of treasury shares
 (27,500 shares)                    -      (208)      -        413       -         -        -        205
Tax benefit related to vested
  BRRP stock                       -          1       -        -         -         -        -          1
Tax benefit related to stock
  options exercised                -         25       -        -         -         -        -         25
Market adjustment for committed
  ESOP shares                      -         38       -        -         -         -        -         38
                                  ---    ------   -------   ------   ------    ------    -----    ------
Balance at September 30, 2001      38    38,636   40,926   (31,540)     --      (178)   (1,502)   49,384
                                  ===    ======   =======   ======   ======    ======    =====    ======


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Dollars in thousands)

Years ended September 30,                                                2000       1999       1998
Cash flows from operating activities:
Net income                                                            $  4,872      4,242      4,130
Adjustment to reconcile net income to net cash provided by
  operating activities:
    Depreciation                                                           400        446        447
    Deferred income taxes                                                    4        190          9
    Provision for loan losses                                              295        180        165
    Net amortization and accretion of premiums and discounts               (37)        (8)         3
    Amortization of cost of stock benefit plans                             13          7         44
    ESOP                                                                   277        625        962
    Deferred loan costs, net of amortization                               229       (483)      (634)
    Stock dividend from FHLB of Chicago                                   (761)      (344)        -
    Loans originated fro sale                                           (2,186)        -          -
    Proceeds from loans originated for sale                              2,208         -          -
    Amortization of deposit base intangible                                 11         21         32
    Loss (gain) on sale of real estate owned                                 5        (13)       (45)
    Gain on sale of securities and loans                                  (871)        -          -
    Decrease (increase) in accrued interest receivable                     511       (496)      (118)
    Decrease in other assets, net                                          732         38         46
    (Increase) decrease in other liabilities, net                        3,120       (839)     1,316
                                                                        ------      ------     -----
   NET CASH PROVIDED by OPERATING ACTIVITIES                             8,772      3,566      6,357

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mortgage-backed securities available for sale          (114,224)        -          -
   Proceeds from maturities of securities available for sale            40,051         -      30,000
   Proceeds from sale of securities available for sale                  45,736         -          -
   Proceeds from sale of securities held to maturity                     2,443         -          -
   Proceeds from sale of real estate owned                                 280         86        438
   Proceeds from redemption of Federal Home Loan Bank of Chicago stock      -          -         740
   Purchase of Federal Home Loan Bank of Chicago stock                  (7,229)      (106)    (3,845)
   Purchase of securities available for sale                           (50,442)    (7,972)   (39,951)
   Loans originated for investment                                    (140,139)   110,184)  (196,859)
   Proceeds from sale of loans                                          54,235        -           -
   Purchase of premises and equipment                                     (325)      (169)      (248)
   Principal repayments collected on loans receivable                  155,546     84,013    115,038
   Principal repayments collected on mortgage-backed securities          3,654        684      7,590
                                                                        ------      -----     ------
NET CASH USED IN INVESTING ACTIVITIES                                  (10,414)   (33,926)   (87,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                             18,186     24,417     26,346
   Net increase in (repayment of) borrowed funds                       (17,805)    18,900     64,850
   Net increase (decrease) in advance payments by borrowers for
      taxes and insurance                                                4,955     (5,788)     1,067
   Purchase of treasury stock                                             (562)    (3,377)    (9,312)
   Payment of common stock dividends                                      (968)      (991)    (1,005)
   Proceeds from exercise of stock options                                 205          4        209
                                                                        ------      -----     ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                4,501     33,165     82,155
                                                                        ------      -----     ------
Net change in cash and cash equivalents                                  2,409      2,805      1,415
Cash and cash equivalents at beginning of year                           6,195      3,390      1,975
                                                                        ------      -----     ------
Cash and cash equivalents at end of year                              $  8,604      6,195      3,390
                                                                        ======      =====     ======
CASH PAID DURING THE YEAR FOR:
  Interest                                                            $ 31,667     29,180     23,256
  Income taxes                                                           1,557      2,292      1,955
NON-CASH INVESTING ACTIVITIES:
  Loans transferred to real estate in foreclosure                          277        231        262
  Due to broker for securities transactions                             14,918         -          -
  Loans transferred to held for sale                                    94,302         -          -
                                                                        ======      =====     ======

See accompanying notes to consolidated financial statements.

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fidelity Bancorp, Inc. (the Company) is a Delaware corporation incorporated on September 7, 1993 for the purpose of becoming the savings and loan holding company for Fidelity Federal Savings Bank (the Bank). On December 3, 1993, the Bank converted from a mutual to a stock form of ownership, and the Company completed its initial public offering and with a portion of the net proceeds acquired all of the issued and outstanding capital stock of the Bank.

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

BASIS OF ACCOUNTING
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. A summary of significant policies follows:

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

INVESTMENT AND MORTGAGE-BACKED SECURITIES
Securities which the entity has the positive intent and ability to hold to maturity are classified as "held to maturity" and measured at amortized cost. Securities purchased for the purpose of being sold are classified as trading securities and measured at fair value with any changes in fair value included in earnings. All other investments that are not classified as "held to maturity" or "trading" are classified as "available for sale." Investments available for sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of related tax effects. The Company does not have any securities designated as trading.

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

LOANS HELD FOR SALE
The Bank sells, generally without recourse, whole loans and participation interests in mortgage loans that it originates. Loans originated are identified as either held for investment or sale upon origination. Loans which the Bank intends to sell before maturity are classified as held for sale, and are carried at the lower of cost, adjusted for applicable deferred loan fees or expenses, or estimated market value in the aggregate.

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

The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. The allowance for loan losses reflects management's estimate of the reserves needed to cover probable incurred credit losses within the Bank's loan portfolio. In determining an appropriate level of loss reserves, management periodically evaluates the adequacy of the allowance based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans receivable. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgements of information available to them at the time of their examination.

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

Weighted average shares used in calculating earnings per share are summarized below:


                                                 2001       2000      1999
                                                ------     -----      -----
Basic
  Net Income                                 $    4,872      4,242      4,130
                                               --------- ---------  ---------
  Weighted average common shares outstanding  2,016,716  2,092,093  2,300,562
  Less: Average unallocated ESOP shares          (1,180)   (15,336)   (63,930)
                                               --------- ---------  ---------
     Average shares                           2,015,536  2,076,757  2,236,632

Basic earnings per common share              $     2.42  $    2.04  $    1.85
                                               --------- ---------  ---------

Diluted
  Net income                                 $    4,872      4,242      4,130
                                               --------- ---------  ---------
  Weighted average common shares outstanding
  for basic earnings per common share         2,015,536  2,076,757  2,236,632
  Add:  Dilutive effect of assumed exercises
        of stock options                         88,473     83,862    115,496
                                              ---------  ---------  ---------
     Average shares                           2,104,009  2,160,619  2,352,128
                                              ---------  ---------  ---------
Diluted earnings per common share            $     2.31  $    1.96  $    1.76
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

NEW ACCOUNTING PRONOUNCEMENTS
New accounting guidance was issued that will, beginning in 2002, revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. The Company does not expect this new guidance to have any effect on the financial statements.

Beginning October 1, 2002, a new accounting pronouncement addressing the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs will become effective. The Company does not expect this new accounting pronouncement to have any effect on the financial statements.

Another new accounting pronouncement becomes effective October 1, 2002 which addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of. The Company does not expect this new accounting pronouncement to have any effect on the financial statements.


(2)  Mortgage-backed Securities

Mortgage-backed securities at September 30, are summarized as follows:


                                         2001                                   2000
                                    Gross      Gross                       Gross       Gross
                       Amortized  unrealized  unrealized  Fair    Amortized unrealized unrealizef Fair
                         cost       gains      losses    value      cost     gains      losses   value
                                                        (in thousands)

Available for Sale:
FHLMC pass-through
 certificates          $    8,977      162        -   $   9,139          -       -          -       -
FNMA pass-through
 certificates              65,426    1,098        -      66,524          -       -          -       -
GNMA pass-though
 certificates              54,545      477        -      52,022          -       -          -       -
                         --------   ------     -----    -------        ----    ----       ----     ---

                      $ 125,948    1,737       -   $ 127,685         -       -         -       -
                        =======   ======     =====   =======       ====    ====      =====   ====

Held to Maturity:
FHLMC pass-through   $     -          -        -   $      -       2,901     23         -    2,924
 certificates
                        =======   ======     =====   =======     ======    ====      =====  =====


As of September 30, 2001, the Company recorded unrealized gains on mortgage-backed securities available for sale as increases to stockholders' equity of $1.1 million net of deferred income tax expense of $660,000. Proceeds from the sale of mortgage-backed securities held to maturity in 2001 were $2.4 million, resulting in gross gains of $77,000. The amortized cost of the securities sold
was $2.4 million.   There were no sales of mortgage-backed securities during
the years  ended  September 30, 2000 and 1999.

The mortgage-backed securities held at September 30, 2001 all have a contractual maturity term of 30 years. Expected maturities may differ from contractual maturities because of prepayments on underlying mortgage loans.

(3) Securities Available for Sale

Securities available for sale at September 30, are summarized as follows:

                                         2001                                      2000
                                    Gross      Gross                          Gross       Gross
                       Amortized unrealized unrealized  Fair      Amortized unrealized unrealized   Fair
                         cost      gains     losses     value        cost      gains      losses    value
                                                        (in thousands)
U.S. Government and
  agency obligations
  due:
    One year or less    $ 23,109     90        -     $ 23,199           -       -           -         -
    After five years
      to ten years            -      -         -           -        68,436      -       2,833     65,603

Municipal securities -
    After 10 years
      or more              3,491     11        10       3,492           -       -          -          -

Corporate Securities:
    After 5 years
      to 10 years          3,553     81        -        3,634           -       -          -          -
    After 10 years
      or more years       11,166    519         4      11,681        7,972     791         -       8,763
                        --------   ----     -----     -------      -------     ----     -----     ------
                       $  41,319    701        14    $ 42,006       76,408     791      2,833     74,366
                        ========   ====     =====     =======      =======     ====     =====     ======

As of September 30, 2001 and 2000, the Company recorded unrealized gains (losses) on securities available for sale as increases (decreases) to stockholders' equity of $426,000 and $(1.3 million), respectively, net of deferred income tax expense (benefit) of $261,000 and $(776,000), respectively. Proceeds from the sale of securities available for sale in 2001 were $45.7 million resulting in gross gains of $231,000 and no losses. There were no sales of securities during the years ended September 30, 2000 and 1999.

The fair value of securities available for sale is based upon quoted market prices where available. Actual maturities may differ from contractual maturities shown in the table above because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(4)  Loans Held for Sale

At September 30, 2001, the Bank had $41.2 million of fixed-rate loans classified as held for sale with weighted average rate of 7.61%. As discussed in Note 5, these loans were transferred from the loans receivable portfolio in September of 2001. There were no loans held for sale at September 30, 2000.

(5)  LOANS RECEIVABLE

Loans receivable are summarized as follows at September 30:

                                                     2001               2000
                                                         (in thousands)
One-to-four family mortgages                      $ 269,472           390,805
Multi-family mortgages                              120,432           118,309
Commercial                                            1,665             3,448
Construction                                         15,325             2,304
Consumer loans                                       15,096            17,101
                                                  ---------          --------
Gross loans receivable                              421,990           531,967

Less:
  Loans in process                                     (107)              (26)
  Deferred loan costs                                 2,336             3,299
  Allowance for losses on loans                      (1,236)             (950)
  Unearned discount on consumer loans                    (3)              (13)
                                                  ---------          --------
                                                  $ 422,980           534,277
                                                  =========          ========



Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 2001, 2000, and 1999 were approximately $61,690,000, $6,062,000, and $7,314,000, respectively. Custodial balances maintained in connection with the mortgage loans serviced for others were included in deposits at September 30, 2001, 2000, and 1999, and were approximately $3.47 million, $207,000, and $298,000, respectively. Service fee income for the years ended September 30, 2001, 2000, and 1999 was $14,000, $22,000, and $29,000, respectively.

During September 2001, management transferred $94.3 million to loans held for sale to improve flexibility in monitoring interest rate risk. Adjustable mortgages totalling $53.4 million were sold in September 2001, resulting in a gain of $618,000. Mortgage servicing rights of $200,000 were recorded in the sale of these loans.

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                2001      2000      1999
                                                      (in thousands)
Balance at beginning of year                 $   950       780       591
Provision for loan losses                        295       180       165
Charge-offs-loans receivable                     (12)      (13)       (8)
Recoveries                                         3         3        32
                                               -----      ----       ---
Balance at end of year                       $ 1,236       950       780
                                               =====      ====       ===


Non-accrual loans receivable were as follows:

                                                     Principal     Percent of
                                                      Balance      total loans
                                           Number  in thousands)   receivable

September 30, 2001:
  Loans receivable                           9        $   677        0.16%

September 30, 2000:
  Loans receivable                           5        $   379        0.07%

September 30, 1999:
  Loans receivable                          10        $   343        0.07%
                                           ===          =====        =====


At September 30, 2001, 2000 and 1999, there were no loans considered to be impaired.


(6)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows at September 30:

                                                     2001           2000
                                                         (in thousands)
Loans receivable                                   $ 2,338          2,520
Mortgage-backed securities                             603             18
Investment securities                                  571          1,534
FHLB Stock                                             174            110
Reserve for uncollected interest                       (36)           (21)
                                                    ------          -----
                                                   $ 3,650          4,161
                                                    ======          =====

(7)  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at September 30:

                                                      2001          2000
                                                        (in thousands)
Land                                               $   858           855
Buildings                                            3,858         3,851
Leasehold improvements                               1,429         1,434
Furniture, fixtures, and equipment                   4,220         3,937
                                                    ------         -----
                                                    10,365        10,077
Less accumulated depreciation and amortization       6,515         6,152
                                                    ------         -----
                                                   $ 3,850         3,925
                                                    ======         =====

Depreciation and amortization of premises and equipment for the years ended September 30, 2001, 2000 and 1999 was $400,000, $446,000, and $447,000,
respectively.

The Bank is obligated under non-cancelable leases on two of its branches. The leases contain renewal options and rent escalation clauses. Rent expense under these leases for the years ended September 30, 2001, 2000, and 1999 approximated $179,000, $153,000, and $136,000, respectively. The projected minimum rentals under existing leases as of September 30, 2001 are as follows:


Year ended September 30,                      Amount
            2002                             135,000
            2003                              99,000
            2004                             105,000
            2005                             106,000
            2006                             107,000
            Thereafter                       232,000
                                           ---------
            Total                        $   784,000
                                           =========

(8)  DEPOSITS

Deposits are summarized as follows at September 30:

                                            2001                                    2000
                            Stated or                                Stated or
                            Weighted               Percent            Weighted                 Percent
                            Average                of total            Average                of total
                             Rate       Amount     deposits             Rate      Amount     deposits
                                                      (Dollars in thousands)
Passbook accounts            3.04%     $132,217     33.1%              4.09%     $121,787      31.9%
NOW accounts                 1.82        32,615      8.2               2.03        28,361       7.5
Money market and
  management accounts        3.36        12,345      3.1               3.59        12,711       3.3
                             ----       -------     ----               -----       ------      -----
                                        177,177     44.4                          162,859      42.7

Certificate accounts:
  91-day certificates        3.71         1,049      0.3               4.30         1,029       0.3
  6-month certificates       4.14        17,246      4.3               5.24         7,660       2.0
  7-month certificates       4.89        13,772      3.4               4.70         2,509       0.7
  8-month certificates       5.30        61,359     15.4               4.70         1,609       0.4
  10-month certificates      4.58        60,548     15.2               6.11        16,834       4.4
  12-month certificates      5.49        19,228      4.8               6.39        31,017       8.1
  13-month certificates      4.79        10,280      2.6               6.63       105,917      27.8
  15-month certificates      4.55         7,388      1.8               6.12        15,307       4.0
  24-month certificates      6.68        20,978      5.2               6.57        22,694       6.0
  36-month certificates      5.06         3,889      1.0               5.46         5,291       1.4
  36-month rising rate
    certificates             4.33         1,775      0.4               5.64         2,826       0.7
  60-month certificates      5.77         4,930      1.2               5.82         5,881       1.5
                             ----       -------     ----               -----      -------     -----
                                        222,442     55.6                          218,574      57.3
                                        -------     ----                          -------      -----
                             4.17%     $399,619    100.0%              5.30%     $381,433     100.0%
                             ====       =======    =====               =====      =======      =====


The contractual maturities of certificate accounts are as follows at September
30:

                                      2001                    2000
                               Amount     Percent       Amount        Percent
                           (in thousands)           (in thousands)
Under 12 months             $ 207,581      93.3%        191,016         87.4
12 to 36 months                14,096       6.3          26,504         12.1
Over 36 months                    765       0.4           1,054          0.5
                            ---------     -----         -------        -----
                            $ 222,442     100.0%        218,574        100.0%
                            =========     =====         =======        =====


The aggregate amount of certificate accounts with a balance of $100,000 or greater at September 30, 2001 and 2000 was approximately $38,343,000 and $35,261,000, respectively.

(8)  BORROWED FUNDS

Borrowed funds are summarized as follows at September 30:

                                      Interest rate            Amount
                                      2001     2000        2001       2000
                                                            (in thousands)
Secured advances from the
  FHLB of Chicago:
    Fixed rate advances due:
      May 8, 2001                       -  %   7.16     $     -       25,000
      August 17, 2001                   -      5.63           -       30,000
      December 5, 2001                 7.12    7.12        25,000     25,000
      May 8, 2002                      7.40    7.40        25,000     25,000
      June 5, 2003 (callable)          6.44    6.44        25,000     25,000
      October 18, 2003 (callable)      5.95      -         30,000         -
      September 27, 2004 (callable)    4.00      -         20,000         -
      August 22, 2010 (callable)       6.22    6.22         5,000      5,000
      September 7, 2010 (callable)     6.07    6.07         5,000      5,000
                                      -----   -----        ------     ------

    Open line advance, due on demand   3.50%   6.81        48,100     61,300
                                       ----   -----       -------    -------
Total borrowings from FHLB of Chicago                     183,100    201,300

Unsecured line of credit               6.07%.  8.73 -       4,245      3,850
                                       ----   -----       -------    -------
                                                        $ 187,345  $ 205,150
                                                          =======    =======

FEDERAL HOME LOAN BANK OF CHICAGO ADVANCES The Bank has entered into a collateral pledge agreement whereby the Bank has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the FHLB of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances.

Included in FHLB of Chicago advances at September 30, 2001 are $65.0 million of fixed-rate advances with original scheduled maturities of 2 to 9 years, which are callable at the discretion of the FHLB of Chicago at periods from 6 months to 2 years from the origination date. The average term to maturity on these advances is 2.96 years, while the average term to call is 0.23 years. The Bank receives a lower cost of borrowing on such advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advance prior to its final maturity.

UNSECURED TERM BANK LINE OF CREDIT The Company obtained a $5.0 million unsecured line of credit from an unrelated financial institution. The loan provides for an interest rate of the prime rate or 2% over the one, two, or three-month LIBOR at management's discretion, adjustable and payable at the end of the repricing period. At September 30, 2001, the loan carries an interest rate of 2% over the three-month LIBOR of 1.77%. The loan requires quarterly payments of all accrued unpaid interest due and one payment of all outstanding principal plus all accrued unpaid interest on December 15, 2001. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. At September 30, 2001, the Company was in compliance with these covenants.


(10)  Regulatory Matters

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

Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratios, a core capital (as defined) to adjusted total assets ratio, and a risk based capital (as defined) to total risk-weighted assets ratio. Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                            To be well capitalized
                                                             For capital          under prompt
                                           Actual         adequacy purposes      corrective action
                                       Amount    Ratio    Amount     Ratio      Amount     Ratio
                                                    (dollars in thousands)
As of September 30, 2001
Total capital
  (to risk weighted assets)          $ 51,367    17.65%    23,281     8.00       29,101    10.00

Tier 1 capital
  (to risk weighted assets)            50,131    17.23       n/a       n/a       17,461     6.00

Tier 1 capital
  (to adjusted assets)                 50,131     7.51     20,013     3.00       33,355     5.00

Tangible capital
  (to total assets)                    50,131     7.51     10,028     1.50         n/a       n/a


As of September 30, 2000:
Total capital
  (to risk weighted assets)          $ 45,201    14.55     24,859     8.00       31,074    10.00

Tier 1 capital
  (to risk weighted assets)            44,251    14.24       n/a       n/a       18,644     6.00

Tier 1 capital
  (to adjusted assets)                 44,251     6.59     19,113     3.00       31,854     5.00

Tangible capital
  (to total assets)                    44,251     6.95      9,541     1.50         n/a       n/a



(10)  INCOME TAXES

Income tax expense is summarized as follows for the years ended September 30:

                                            2001        2000        1999
                                                    (in thousands)
Current:
  Federal                                 $ 2,125       2,015        2,388
  State                                       304         360          146
                                           ------       -----        -----
Total current                               2,429       2,375        2,534

Deferred:
  Federal                                     316         181            7
  State                                        82           9            2
  Change in valuation allowance              (394)          -            -
                                           ------       -----        -----
Total deferred                                  4         190            9
                                           ------       -----        -----
                                          $ 2,433       2,565        2,543
                                           ======       =====        =====

The reasons for the difference between the effective tax rate and the corporate federal income tax rate of 34% are detailed as shown below for the years ended September 30:

                                            2001         2000         1999
Federal income tax rate                     34.0%        34.0         34.0
State income taxes, net of federal benefit   3.9          3.7          1.9
Change in valuation allowance               (5.4)          --           --
Other                                        0.8           --          2.1
                                           ------       -----        -----
Effective income tax rate                   33.3%        37.7         38.0
                                           ======       =====        =====

Retained earnings at September 30, 2001 included $4 million of "base-year" tax bad debt reserves for which no provision for federal or state income taxes has been made. If in the future this amount, or a portion thereof, is used for certain purposes, then a federal and state tax liability will be imposed on the amount so used at the then current corporate income tax rates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at September 30:

                                                                2001       2000
                                                                 (in thousands)
Deferred tax assets:
  Deferred compensation                                         $    23        22
  Allowance for loan losses                                         475       358
  Decline in value of investment security                           712     1,106
  Retirement and pension plans                                      463       326
  Unrealized gain on investment securities available for sale        --       776
  Other                                                              22        59
                                                                  -----     -----
                                                                  1,695     2,647
Less valuation allowance                                           (712)   (1,106)
                                                                  -----     -----
Deferred tax assets                                                 983     1,541

Deferred tax liabilities:
  Deferred loan fees and costs                                   (2,081)   (2,056)
  FHLB stock, due to stock dividends                               (540)      (87)
  Property and equipment, due to depreciation                      (283)     (304)
  Tax bad debt reserves                                            (426)     (568)
  Tax basis in partnership less than book                            --      (187)
  Mortgage servicing rights                                         (74)       --
  Unrealized gain on securities available for sale                 (921)       --
  Other                                                             (20)       --
                                                                 ------     -----
Deferred tax liabilities                                         (4,345)   (3,202)
                                                                 ------     -----
Net deferred tax liability                                      $(3,362)   (1,661)
                                                                 ======    ======

The valuation allowance for deferred tax assets was $712,000 and $1,106,000 as of September 30, 2001 and 2000. The valuation allowance relates to the capital loss of an investment security. The change in the valuation allowance in 2001 resulted from the use of a portion of the capital loss carryforward to offset capital gains generated in 2001 as a result of a sale of a partnership interest. As capital losses can only be utilized to offset capital gains, there is uncertainty as to the realization of this remaining deferred tax asset.


(12) Pension Plan

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

Accumulated benefit obligation, projected benefit obligation, accrued pension liability, and net periodic pension cost, as estimated by the consulting actuary, and plan net assets as of August 31, the date of the latest actuarial valuation, are as follows:


                                                            2001       2000
                                                             (in thousands)
Change in benefit obligation:
  Beginning benefit obligation                            $ 1,718     1,754
  Service cost                                                139       153
  Interest cost                                               129       127
  Actuarial gain                                              132      (160)
  Benefits paid                                              (210)     (156)
                                                            -----     -----
Ending benefit obligation                                   1,908     1,718

Change in plan assets, at fair value:
  Beginning plan assets                                     1,978     1,409
  Actual return                                               (14)      255
  Employer contribution                                        --       470
  Benefits paid                                              (210)     (156)
                                                            -----     -----
Ending plan assets                                          1,754     1,978

Funded status                                                (154)      260
  Unrecognized net actuarial gain                             (69)     (379)
  Unrecognized prior service cost                             (32)      (35)
  Unrecognized transition obligation                          (34)      (41)
                                                            -----     -----
Accrued benefit cost                                      $  (289)     (195)
                                                            =====     =====

The component of pension expense and related Actuarial assumptions were as follows for the years ended September 30:

                                                      2001     2000    19989
                                                          (in thousands)
Service cost                                         $ 139      153     139
Interest cost                                          129      127     110
Actuarial return on plan assets                       (152)    (255)   (158)
Net amortization and deferral                          (21)     (10)    (10)
Net gain (loss) on assets                               --      117      48
                                                      ----      ---     ---
Net periodic pension cost                            $  95      132     129
                                                      ====      ===     ===

Discount rate on benefit obligation                   7.25%    7.25%   7.25%
Long-term expected rate of return on plan assets      8.00     8.00    8.00
Rate of compensation increase                         6.00     6.00    6.00
                                                      ====     ====    ====

The Bank sponsors the Fidelity Federal Savings Bank Supplemental Retirement Plan. The Supplemental Retirement Plan is intended to provide retirement benefits and preretirement death and disability benefits for certain officers of the Bank. Benefits accrued were $991,000 and $855,000 at September 30, 2001 and 2000, respectively. The expense for the years ended September 30, 2001, 2000, and 1999 was approximately $124,000, $77,000, and $129,000, respectively.


(13)  Officer, Director, and Employee Benefit Plans

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) In conjunction with the Bank's conversion, the Bank formed an ESOP. The ESOP covers substantially all full-time employees over the age of 21 and with more than one year of employment. The ESOP borrowed $2.9 million from the Company and purchased 290,950 common shares of the Company issued in the conversion. The Bank committed to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period not to exceed seven years. During fiscal 2001 the loan was fully repaid. Compensation expense related to the ESOP was $196,000, $415,000, and $900,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

Shares held by the ESOP were as follows for the years ended September 30,

                                                          2001        2000
                                                          ----        ----
Allocated to participants                               239,902      257,591
Unearned                                                     -        18,876
                                                       --------     --------
   Total ESOP shares                                    239,902      276,467
                                                       ========     ========

Fair value of unearned shares                         $      -   $   333,879
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

                                      2001                   2000                1999
                                          Weighted               Weighted            Weighted
                                          Average                Average             Average
                                          Exercise               Exercise            Exercise
                                  Shares    Price        Shares    Price     Shares    Price
                                 -------- ---------     -------- ---------  -------- --------
Outstanding at beginning of year  169,456   $ 10.15      171,876   $ 10.15    188,864  $ 10.16
Granted                            12,000     22.46         -         -          -        -
Exercised                         (27,550)    10.33       (2642)    10.00    (16,988)    10.35
Cancelled                            -         -            -         -          -        -
                                 -------    ------      -------    ------    -------    -----
End of period                    153,906   $ 10.10      169,456   $ 10.15    171,876  $  10.14
                                 =======    ======      =======    ======    =======   ======
Options exercisable              141,606                168,256              169,179
                                 =======                =======              =======
Fair value of options granted
  during the year                          $  2.71                  N/A                  N/A
                                            ======                 ======              ======

At September 30, 2001, options for 24,121 shares were available under the employee plan, which includes additions to the available shares of 14,520, representing cancelled shares.

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

                                        2001                   2000                1999
                                          Weighted               Weighted            Weighted
                                          Average                Average             Average
                                          Exercise               Exercise            Exercise
                                  Shares    Price        Shares    Price     Shares    Price
                                 -------- ---------     -------- ---------  -------- --------
Outstanding at beginning of year 27,828    $ 10.00      34,466    $ 10.00    37,966   $ 10.00
Granted                              --         --       9 964      17.56        --        --
Exercised                            --         --     (16,602)     10.00    (3,500)    10.00
Cancelled                            --         --          --         --        --        --
                                 -------    ------      -------    ------    -------    -----
End of period                    27,828    $ 12.71      27,828    $ 12.71    34,466   $ 10.00
                                 =======    ======      =======    ======    =======   ======
Options exercisable              27,828                 27,828               34,466
                                 =======                =======              =======
Fair value of options granted
 during period                             $  N/A                $   2.17            $  N/A
                                            ======                 ======              ======

At September 30, 2001, there were no options available under the directors plan.

The following table summarizes information about the stock options outstanding at September 30, 2001:

                                     Outstanding             Exercisable
                                  -----------------      -----------------
                                          Weighted               Weighted
                                           Average                Average
                                          Remaining              Remaining
                                         Contractual            Contractual
                                  Number     Life        Number     Life
                                 --------  ---------    --------  ---------
Range of Exercise Prices
$10.00 to $13.00                 157,420      2.21       157,420     2.21
$13.01 to $17.56                  12,314      7.81        12,014     7.81
$18.19 to $25.03                  12,000      9.64            --       --
                                --------     -----      --------    -----
                                 181,734      3.58       169,434     2.57
                                ========     =====      ========    =====

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future in more options granted.


                                                   2001      2000     1999
Net Income:
   As reported                                   $ 4,872    4,242    4,130
   Pro forma                                       4,865    4,222    4,110

Earnings per share:
 Basic:
   As reported                                      2.42     2.04     1.85
   Pro forma                                        2.41     2.03     1.84

 Diluted:
   As reported                                      2.31     1.96     1.76
   Pro forma                                        2.30     1.95     1.75


The pro forma effects are computed using the option pricing models, using the following weighted-average assumptions as of the grant date.

                                                   2001      2000      1999
Dividend yield                                     2.31%     2.71%     1.96%
Risk-free interest rate                            5.28%     5.90%     5.75%
Weighted average expected life                     4.8 yrs   4.8 yrs   4.8 yrs
Expected volatility                               28.16%    11.28%    23.38%



(14)   OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                  Year ended September 30,
                                                  2001    2000      1999
Unrealized holding gains and losses on
   available for sale investment securities    $ 4,696      316   (2,898)
Less reclassification adjustment for gains
   later recognized in income                     (231)      -        -
Net unrealized gains and losses                  4,465      316   (2,898)
Tax effect                                      (1,697)    (102)  (1,078)
                                                 -----     ----   -------
Other comprehensive income (loss)              $ 2,768      214   (1,820)
                                                 =====     ====   =======

(15) COMMITMENTS AND CONTINGENCIES

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

Commitments to originate mortgage loans at September 30, 2001 of $8.8 million represent amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days of which $1.2 million were fixed rate, with rates ranging from 7.125% to 8.125%, and $7.6 million were adjustable rate.

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


(16)  FAIR VALUE DISCLOSURES

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

CASH AND CASH EQUIVALENTS The carrying value of cash and cash equivalents approximates fair value due to the relatively short period between the origination of the instruments and their expected realization.

INVESTMENT AND MORTGAGE-BACKED SECURITIES The fair value of these financial securities, which includes investment securities, mortgage-backed securities, and FHLB of Chicago stock, is the quoted market price, if available, or the quoted market price for similar securities. The fair value of FHLB of Chicago stock is recorded at redemption value, which is equal to cost.

LOANS RECEIVABLE The fair value of loans receivable held for investment is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as one-to four-family, multi-family, commercial, and consumer. For variable rate loans that reprice frequently and for which there has been no significant change in credit risk, fair values equal carrying values. The fair values for fixed-rate loans were based on estimates using discounted cash flow analyses and current interest rates being offered for loans with similar terms to borrowers of similar credit quality.

LOANS HELD FOR SALE These loans are carried at the lower of cost, adjusted for applicable deferred loan fees or expenses, or estimated market value in the aggregate. The fair value for loans held for sale is the quoted market price, if available, or the quoted market price for similar loan products.

ACCRUED INTEREST RECEIVABLE AND PAYABLE The carrying value of accrued interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization.

DEPOSITS The fair values for demand deposits with no stated maturity are equal to the amount payable on demand as of September 30, 2001 and 2000, respectively. The fair value for fixed-rate certificate accounts is based on the discounted value of contractual cash flows using the interest rates currently being offered for certificates of similar maturities as of September 30, 2001 and 2000, respectively.

BORROWED FUNDS Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The estimated fair value of the Company's financial instruments at September 30, 2001 and 2000 are as follows:

                                                2001                             2000
                                      Carrying     Estimated         Carrying     Estimated
                                       amount       fair value         amount       fair value
                                                         (in thousands)
FINANCIAL ASSETS:
  Cash and due from banks             $   7,107           7,107           4,690          4,690
  Interest-earning deposits               1,397           1,397           1,405          1,405
  Federal funds sold                        100             100             100            100
  Mortgage-backed securities            127,685         127,685           2,901          2,924
  Securities                             60,061          60,061          84,431         84,431
  Loans receivable                      422,980         447,456         534,227        532,680
  Loans held for sale                    41,219          41,910              --             --
  Accrued interest receivable             3,650           3,650           4,161          4,161
                                        -------         -------         -------        -------
Total financial assets                $ 664,199         689,366         631,965        630,391
                                        =======         =======         =======        =======
FINANCIAL LIABILITIES:
  Noninterest-bearing deposits           13,746         13,746            9,287          9,287
  NOW, money market and management,
    and passbook accounts               163,431        163,431          153,572        153,572
  Certificate accounts                  222,442        223,763          218,574        218,111
  Borrowed funds                        187,345        191,784          205,150        204,561
  Accrued interest payable                1,081          1,081            1,277          1,277
                                        -------        -------          -------        -------
Total financial liabilities           $ 588,045        593,805          587,860        586,808
                                        =======        =======          =======        =======



(17)  Shareholders' Rights Plan

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


(18) CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition as of September 30, 2001 and 2000 and condensed statements of earnings and cash flows for each of the three years in the period ended September 30, 2001 for Fidelity Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                     STATEMENT OF FINANCIAL CONDITION
                                                            September 30,
                                                         2001          2000
                                                            (in thousands)
ASSETS
Cash and cash equivalents                            $    983          1,642
Securities available for sale,                          4,080          8,763
Equity investment in the Bank                          51,980         43,989
Accrued interest                                           81            162
Other assets                                            1,908            586
                                                      -------         ------
                                                     $ 59,032         55,142
                                                      =======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Borrowed funds from Bank                                4,000          8,000
Other borrowed funds                                    4,245          3,850
Accrued taxes and other liabilities                     1,403            489
                                                      -------         ------
Total liabilities                                       9,648         12,339

Stockholders' equity                                   49,384         42,803
                                                      -------         ------
                                                     $ 59,032         55,142
                                                      =======         ======

                            STATEMENTS OF EARNINGS
                                           Year ended September 30,
                                     2001          2000            1999
                                                  (in thousands)

Equity in earnings of the Bank     $ 4,842        4,463           4,358
Interest income                        493          103              58
Interest expense                      (647)        (165)             --
Gain on sale of security               125           --              --
Non-interest expense                  (377)        (307)           (359)
                                    ------        -----           -----
Income before income taxes           4,436        4,094           4,057
Income tax benefit                    (436)        (148)            (73)
                                    ------        -----           -----
Net income                         $ 4,872        4,242           4,130
                                    ======        =====           =====

                              STATEMENTS OF CASH FLOWS
                                                 Year ended September 30,
                                             2001          2000           1999
                                                        (in thousands)
OPERATING ACTIVITIES:
  Net income                                 $ 4,872       4,242         4,130
  Equity in earnings of the Bank              (4,842)     (4,463)       (4,358)
  Dividends received from the Bank               300       1,695         9,864
  Net amortization and accretion of
    premiums and discounts                       (27)         --            -
  Gain on sale of security                      (125)         --            -
  Decrease (increase) in accrued
    interest receivable                           81        (162)           -
  Decrease (increase) in other assets           (269)        145          (118)
  Increase (decrease) in accrued taxes and
    other liabilities                           (304)       (240)           62
                                              ------       -----         -----
Net cash provided by (used in)
  operating activities                          (314)      1,217         9,580

INVESTING ACTIVITIES:
  Purchase of securities available
    for sale                                  (4,000)     (7,972)           -
  Proceeds from sale of securities             8,125          --            -
  Principal repayments received
    on ESOP loan                                 460         443           460
                                              ------       -----         -----
Net cash provided by (used in)
    investing activities                       4,585      (7,529)          460

FINANCING ACTIVITIES:
  Proceeds from intercompany loans                --       8,000            -
  Proceeds from (repayment of)
    borrowed funds                            (3,605)      3,850            -
  Purchase of treasury stock                    (562)     (3,377)       (9,312)
  Payment of common stock dividends             (968)       (991)       (1,005)
  Proceeds from exercise of stock options        205           4           209
                                              ------       -----         -----
Net cash provided by (used in)
    financing activities                      (4,930)     (7,486)      (10,108)
                                             -------       -----         -----
Net increase (decrease) in cash
    and cash equivalents                        (659)     (1,174)          (68)
Cash and cash equivalents at beginning
  of year                                      1,642         468           536
                                             -------       -----         -----
Cash and cash equivalents at end of year     $   983       1,642           468
                                             =======       =====         =====

(19)  QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth certain unaudited income and expense and per share data on a quarterly basis for the three-month period indicated:

                                     Year ended September 30, 2001      Year ended September 30, 2000
                                  1st Qtr  2nd Qtr  3rd Qtr  4th Qtr   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                                              (in thousands, except per share data)
Interest income                 $ 11,933   11,656   11,185   11,680    10,689   10,815   11,020   11,327
Interest expense                   8,553    8,083    7,568    7,257     6,678    6,921    7,432    8,081
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  before provision
  for loan losses                  3,380    3,573    3,617    4,423     4,011    3,894    3,588    3,246
Provision for loan
  losses                              70       40       70      115        40       15       55       70
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  after provision for
  loan losses                      3,310    3,533    3,547    4,308     3,971    3,879    3,533    3,176

Non-interest income                  385      512      444      966       338      399      415      416
Non-interest expense               2,439    2,354    2,257    2,650     2,477    2,467    2,356    2,020
                                   -----    -----    -----    -----     -----    -----    -----    -----
Income before income tax
  expense                          1,256    1,691    1,734    2,624     1,832    1,811    1,592    1,572
Income tax expense                   393      642      647      751       699      683      586      597
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net income                      $    863    1,049    1,087    1,873     1,133    1,128    1,006      975
                                   =====    =====    =====    =====     =====    =====    =====    =====

Earnings per share              $   0.41     0.50     0.52     0.89      0.51     0.52     0.48     0.47
                                    ====     ====     ====     ====     =====    =====    =====    =====
Cash dividends declared
  per share                     $   0.12     0.12     0.12     0.12      0.11     0.12     0.12     0.12
                                    ====     ====     ====     ====     =====    =====    =====    =====

Net income for the three months ended September 30, 2001 is higher than the previous calendar quarters due primarily to the $618,000 gain on sale of loans recorded during that quarter.


(20) CONTINGENCY

The Company has been active in its efforts to realize some recovery of the $3.0 million of Reliance Acceptance Group, Inc. (RAG) subordinated notes, which were written-off during the fourth quarter of fiscal 1997, through participation on the Official Committee of the Unsecured Creditors of RAG and formulation of a plan for RAG's bankruptcy litigation. The Estate Representatives for RAG arrived at a preliminary settlement with certain parties that would allow RAG to settle or satisfy the claims of certain of its creditors including the Company. The proposed settlement is subject to certain significant conditions and no assurances can be provided that the settlement will be completed or that the Company will receive any of the settlement proceeds. Since the amount of the settlement, if any, cannot be quantified until various legal processes are complete, no estimated recovery has been recorded in the Company's financial statements as of September 30, 2001.

                           Independent Auditors' Report


The Board of Directors
Fidelity Bancorp, Inc.
Chicago, Illinois


We have audited the accompanying consolidated statement of financial condition of Fidelity Bancorp, Inc. (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                Crowe, Chizek and Company LLP


Oak Brook, Illinois
October 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


PART III


Item 10.  Directors and Executive Officers of the Registrant

          The information relating to directors and executive officers appears in the Company's proxy statement for the annual meeting of stockholders to be held on January 23, 2002 and is incorporated herein by reference.

          Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership and changes in ownership with the Securities and Exchange Commission. They are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms, and, if appropriate, representations made to us by any reporting person concerning whether a Form 5 was required to be filed for 2001, we are not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the fiscal year ended September 30, 2001.

Item 11.  EXECUTIVE COMPENSATION

          The information relating to executive compensation (excluding the sections marked "Compensation Committee Report of Executive Compensation" and "Stock Performance Graph") appears in the Company's proxy statement for the annual meeting of stockholders to be held on January 23, 2002 and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information relating to security ownership of certain beneficial owners and management appears in the Company's proxy statement for the annual meeting of stockholders to be held on January 23, 2002 and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information relating to certain relationships and related transactions appears on pages 16 and 17 of the Company's proxy statement for the annual meeting of stockholders to be held on January 23, 2002 and is incorporated herein by reference.

PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K


          The following documents are filed as part of this report:

          (a)   Exhibits

          Exhibit No.

             3.1   Restated Certificate of Incorporation of Fidelity Bancorp,
                   Inc.*
             3.2   Bylaws of Fidelity Bancorp, Inc.*
             4.0   Stock Certificate of Fidelity Bancorp, Inc.*
             4.1 Rights Agreement between the Company and Harris Trust and Savings Bank, as trustee (including the related certificate of designations) ****
            10.1 Employment Agreements between the Bank and Executive and Employee Agreement between the Company and Executive *
            10.2 Special Termination Agreement between the Bank and Executive and Special Termination Agreement between the Company and Executive *
            10.6  Employee Stock Ownership Plan and Trust ***
            10.8  Recognition and Retention Plan and Trust *
            10.9  Incentive Stock Option Plan **
            10.10 Stock Option Plan for Outside Directors **
            10.11 Rights Agreement ****
            21.0 Subsidiary information is incorporated herein by reference to "Part II - Subsidiaries"
            23.1  Consent from KPMG LLP
            99.1 Proxy Statement and form of proxy for the 2002 Annual Meeting of Stockholders (except such portions incorporated by reference into this Form 10-K, the proxy materials shall not be deemed to be "filed" with the Commission).



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

**** Incorporated herein by reference into this document from the exhibits to Form 8-A, filed on February 19, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIDELITY BANCORP, INC.


                                          By:/s/ Raymond S. Stolarczyk
                                             --------------------------
                                             Raymond S. Stolarczyk
Date:  December 24, 2001                     Chairman of the Board and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


Name                                 Title                   Date

/s/ Raymond S. Stolarczyk   Chairman and Chief Executive    December 24, 2001
-------------------------   Officer
Raymond S. Stolarczyk

/s/ Thomas E. Bentel        President and Chief             December 24, 2001
-------------------------   Operating Officer
Thomas E. Bentel

/s/ Elizabeth A. Doolan     Vice President and              December 24, 2001
-------------------------   Chief Financial Officer
Elizabeth A. Doolan

/s/ Judith K. Leaf          Corporate Secretary             December 24, 2001
-------------------------
Judith K. Leaf

/s/ Paul J. Bielat          Director                        December 24, 2001
-------------------------
Paul J. Bielat

/s/ Edward J. Burda         Director                        December 24, 2001
-------------------------
Edward J. Burda

/s/ Patrick J. Flynn        Director                        December 24, 2001
-------------------------
Patrick J. Flynn

/s/ Richard J. Kasten       Director                        December 24, 2001
-------------------------
Richard J. Kasten