Form 10-Q
period 2001-12-31
FIDELITY BANCORP INC /DE/
filed 2002-01-18
CIK 912219

===============================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2001


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


There were 2,053,867 shares of common stock, par value $.01, outstanding as of January 15, 2002.




===============================================================================

                             FIDELITY BANCORP, INC.
                                   FORM 10-Q

                                    INDEX

Part I.   FINANCIAL INFORMATION                                      PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of December 31, 2001 (unaudited) and September 30, 2001    1


          Consolidated Statements of Earnings for the three
          months ended December 31, 2001 and 2000 (unaudited)           2

          Consolidated Statements of Changes in Stockholders'
          Equity for the three months ended December 31, 2001
          and 2000 (unaudited)                                          3

          Consolidated Statements of Cash Flows for the three
          months Ended December 31, 2001 and 2000 (unaudited)          4-5

          Notes to Unaudited Consolidated Financial Statements
          (unaudited)                                                  6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7-14

Item 3.   Quantitative and Qualitative Disclosures about Market Risks 14-15




Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            16

Item 2.   Changes in Securities                                        16

Item 3.   Defaults upon Senior Securities                              16

Item 4.   Submission of Matters to a Vote of Security Holders          16

Item 5.   Other Information                                            16

Item 6.   Exhibits and Reports on Form 8-K                             16

          Signature Page                                               17

FIDELITY BANCORP and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                          December 31,   September 30,
ASSETS                                                        2001           2001

Cash and due from banks                                    $    2,595         7,107
Interest-earning deposits                                       2,257         1,397
Federal funds sold                                                100           100
                                                              -------       --------
Cash and cash equivalents                                       4,952         8,604

FHLB of Chicago stock, at cost                                 18,230        18,055
Mortgage-backed securities available for sale                 152,898       127,685
Securities available for sale                                  33,079        42,006
Loans held for sale                                            16,380        41,219
Loans receivable, net of allowance for loan losses of $1,349
  at December 31, 2001 and $1,236 at September 30, 2001       432,327       422,980
Accrued interest receivable                                     3,626         3,650
Premises and equipment                                          3,798         3,850
Other assets                                                    1,165           657
                                                              -------       -------
                                                            $ 666,455       668,706
                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      418,369       399,619
Borrowed funds                                                187,930       187,345
Advance payments by borrowers for taxes and insurance           4,244         7,193
Due to broker                                                     -          14,918
Other liabilities                                               7,666        10,247
                                                              -------       -------
Total liabilities                                             618,209       619,322

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,500,000
  shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 3,782,350 shares; 2,022,867 and 2,020,367 shares
  outstanding at December 31, 2001 and September 30, 2001,
  respectively                                                     38            38
Additional paid-in capital                                     38,623        38,636
Retained earnings, substantially restricted                    42,628        40,926
Treasury stock, at cost (1,759,483 and 1,761,983 shares at
  December 31, 2001 and September 30, 2001, respectively)     (31,496)      (31,540)
Common stock acquired by Bank Recognition and Retention Plans    (176)         (178)
Accumulated other comprehensive income (loss)                  (1,371)        1,502
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     48,246        49,384
                                                              -------       -------

                                                           $  666,455       668,706
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)


Three months ended December 31,                           2001          2000
                                                         ------        ------

Interest Income:
  Loans receivable                                           $  8,270        10,234
  Investment securities                                           916         1,632
  Mortgage-backed securities                                    2,195            53
  Other interest income                                            10            14
                                                               ------        ------
                                                               11,391        11,933
Interest Expense:
  Deposits                                                      3,822         5,015
  Borrowed funds                                                2,535         3,538
                                                               ------        ------
                                                                6,357         8,553
                                                               ------        ------
Net interest income before provision for loan losses            5,034         3,380
Provision for loan losses                                         140            70
                                                               ------        ------
Net interest income after provision for loan losses             4,894         3,310

Non-Interest Income:
  Fees and commissions                                            143           118
  Insurance and annuity commissions                               220           146
  Gain on sale of securities                                       72            -
  Gain on sale of loans                                           541            -
  Other                                                             9           121
                                                               ------        ------
                                                                  985           385
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits                              1,699         1,411
    Office occupancy and equipment                                370           374
    Data processing                                               132           134
    Advertising and promotions                                    158           155
    Other                                                         412           365
                                                               ------        ------
                                                                2,771         2,439

Income before income taxes                                      3,108         1,256
Income tax expense                                              1,163           393
                                                               ------        ------
Net income                                                   $  1,945           863
                                                               ======        ======

Earnings per share - basic                                   $   0.96          0.43
                                                               ======        ======
Earnings per share - diluted                                 $   0.92          0.41
                                                               ======        ======
Comprehensive income (loss)                                  $   (928)        1,752
                                                               ======        ======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

Three months ended December 31, 2001 and 2000                 Accumulated
                                                                                      Other
                                                                   Common   Common  Comprehen-
                                   Additional                      Stock    Stock     sive
                           Common   Paid-In   Retained Treasury  Acquired  Acquired  Income
                            Stock   Capital   Earnings   Stock   by ESOP  by BRRP's  (Loss)      Total
                             ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 2000          38    38,780     37,022   (31,391)   (189)    (191)   (1,266)    $ 42,803
Net income                     -         -        863        -        -        -         -          863
Change in accumulated other
  comprehensive income         -         -          -        -        -        -       889          889
                             ---    ------    -------   -------   ------    -----     -----      -------
Total comprehensive income                                                                        1,752

Purchase of treasury stock
 (16,000 shares)               -         -          -      (290)      -        -         -         (290)
Cash dividends ($.12 per
 share)                        -         -       (243)       -        -        -         -         (243)
Amortization of award of
 BRRP's stock                  -         -          -        -        -        5         -            5
Cost of ESOP shares released   -         -          -        -      189        -         -          189
Exercise of stock options
 and reissuance of treasury
 shares (1,700 shares)         -       (11)         -        30       -        -         -           19
Tax benefit related to
 stock options exercised       -         4          -        -        -        -         -            4
Market adjustment for
 committed ESOP shares         -        38          -        -        -        -         -           38
                             ---    ------    -------   -------   ------    -----     -----      -------
Balance at
 December 31, 2000          $ 38    38,811     37,642   (31,651)       -    (186)     (377)    $ 44,277
                             ===    ======    =======   =======   ======    =====     =====      =======

Balance at
  September 30, 2001          38    38,636     40,926   (31,540)       -    (178)   (1,502)    $ 49,384
Net income                     -         -      1,945         -        -       -         -        1,945
Change in accumulated other
  comprehensive income         -         -          -         -        -       -    (2,873)      (2,873)
                             ---    ------    -------   -------   ------    -----   -------      -------
Total comprehensive income                                                                         (928)

Cash dividends ($.12 per
 share)                        -         -       (243)       -        -        -         -         (243)
Amortization of award of
 BRRP's stock                  -         -          -        -        -        2         -            2
Exercise of stocks options
 reissuance of treasury
 shares (2,500 shares)         -       (20)         -       44        -        -         -           24
Tax benefit related to
 stock options exercised       -         7          -        -        -        -         -            7
                             ---    ------    -------   -------   ------    -----    ------      -------
Balance at
 December 31, 2001          $ 38    38,623     42,628   (31,496)      -     (176)   (1,371)    $ 48,246
                             ===    ======    =======   =======   ======    =====    ======      =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

Three months ended December 31,                              2001         2000
                                                                --------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  1,945          863
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                      94           89
    Provision for loan losses                                        140           70
    Net amortization and accretion of premiums and discounts         136           (4)
    Amortization of cost of stock benefit plans                        2            5
    ESOP                                                               -          227
    Deferred loan costs, net of amortization                          97          (62)
    Stock dividend from FHLB of Chicago                             (175)        (191)
    Loans originated for sale                                     (1,740)          -
    Proceeds from loans originated for sale                        1,203           -
    Gain on sale of securities and loans                            (613)          -
    Amortization of deposit base intangible                            1            4
    Decrease in accrued interest receivable                           24          436
    Decrease (increase) in other assets                              (98)         689
    Increase (decrease) in other liabilities                        (829)         288
                                                                --------       ------
Net cash provided by operating activities                            187        2,414

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of real estate owned                            -            4
    Proceeds from maturities of securities available for sale     20,000            -
    Proceeds from sales of mortgage-backed securities
    available for sale                                            26,894            -
    Proceeds from sale of loans                                   22,468            -
    Purchase of mortgage-backed securities available for sale    (78,560)           -
    Purchase of securities available for sale                    (11,649)           -
    Purchase of Federal Home Loan Bank of Chicago Stock                -         (229)
    Loans originated for investment                              (49,166)     (33,844)
    Purchase of premises and equipment                               (42)         (43)
    Principal repayments collected on loans receivable            42,623       26,548
    Principal repayments collected on
      mortgage-backed securities                                   7,426          191
                                                                --------       ------
Net cash used in investing activities                            (20,006)      (7,373)

                                                                           (continued)

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

Three months ended December 31,                              2001         2000
                                                                 -------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                      18,750        4,099
    Net increase (decrease) in borrowed funds                        585       (2,020)
    Net increase (decrease) in advance payments by borrowers
       for taxes and insurance                                    (2,949)       3,410
    Purchase of treasury stock                                         -         (290)
    Payment of common stock dividends                               (243)        (243)
    Proceeds from exercise of stock options                           24           19
                                                                --------       ------
Net cash provided by financing activities                         16,167        4,975
                                                                --------       ------
Net change in cash and cash equivalents                           (3,652)          16
Cash and cash equivalents at beginning of period                   8,604        6,195
                                                                --------       ------
Cash and cash equivalents at end of period                      $  4,952        6,211
                                                                ========       ======
CASH PAID DURING THE PERIOD FOR:
    Interest                                                    $  6,404        8,414
    Income taxes                                                   1,567          190
NON-CASH INVESTING ACTIVITIES-
    Loans transferred to real estate in foreclosure                  398           11
    Due to Broker for securities transactions                    (14,918)          -
                                                                ========       ======


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and conform to general practices within the banking industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

The results of operations and other data for the three months ended December 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2002.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All intercompany accounts and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2001 and 2000 were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods, which were 2,022,079 and 2,014,563, respectively. ESOP shares are considered outstanding for the calculation unless unearned.

Diluted earnings per share for the three months ended December 31, 2001 and 2000 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods, which were 2,123,049 and 2,096,148 respectively. Diluted earnings per share include the dilutive effects of additional potential issuable common stock under stock options.

(3)  COMPREHENSIVE INCOME

The Company's comprehensive income includes net income and other comprehensive income (loss) comprised entirely of unrealized gains or losses on securities available for sale, net of tax effects, which are also recognized as separate components of equity.


Three months ended December 31,                           2001         2000
                                                          ----         ----
Net income                                                1,945         863
Other comprehensive income (loss), net of tax -
   Unrealized gain (loss) on securities available
   for sale arising during the period                    (2,873)        889
                                                          -----        ----
Comprehensive Income                                       (928)      1,752
                                                          =====        ====

(4)  COMMITMENTS AND CONTINGENCIES

At December 31, 2001, the Bank had outstanding commitments to originate loans of $7.8 million, of which $1.6 million were at a fixed rates ranging from 6.125% to 7.75% and $6.1 million were adjustable rate commitments. In addition to the outstanding commitments there are six construction and development loan commitments for a total of $17.1 million with floating rates based on prime plus a margin. Draws on these construction and development loan commitments totaled $15.7 million through December 31, 2001.

(5)  RECLASSIFICATIONS

Certain reclassifications have been made in prior years financial statements to conform to the current year's presentation.

(6)  NEW ACCOUNTING PRONOUNCEMENTS

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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company's results of operations are dependent on net interest income which is the difference between interest earned on its loan and investment portfolios, and its cost of funds, consisting of interest paid on deposits and borrowed money. The Company also generates non-interest income such as transactional fees, loan servicing fees, and fees and commissions from the sales of insurance products and securities through its subsidiary. Operating expenses primarily consist of employee compensation, occupancy expenses, data processing, advertising and promotions and other general and administrative expenses. The results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

The Company's earnings per diluted share increased $0.51 to $0.92 for the first fiscal quarter ended December 31, 2001, from $0.41 for the same period in 2000.

Net income for the quarter was $1.9 million, compared with $863,000 in 2000. Earnings per share and net income increased primarily due to reduced interest expense and increased non-interest income.

The Company also announced that its board of directors increased the quarterly dividend by 8%, from $0.12 to $0.13 per share, payable on February 15, 2002 to stockholders of record as of January 31, 2002.


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


LIQUIDITY & CAPITAL RESOURCES

Liquidity management for the Bank is both a daily and long-term function of management's strategy. The Company's primary sources of funds are deposits and borrowings, proceeds from principal and interest on loans and mortgage-backed securities. While maturities and scheduled amortization of loan and mortgage prepayments are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles and economic conditions. The Bank generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. The Bank utilizes particular sources of funds based on comparative costs and availability.

The Company's most liquid assets are cash and cash equivalents, which include federal funds and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing, lending, and investing activities during the given period. At December 31, 2001, cash and cash equivalents totaled $5.0 million.

Mortgage-backed securities and securities available for sale represent a secondary source of liquidity to the Bank and the Company. The market value of these securities fluctuates with interest rates movements. Net interest income in the future periods may be adversely impacted to the extent interest rates increase and these securities are not sold with the proceeds reinvested at higher market rates. The decision whether to sell the available for sale mortgage-backed securities and securities available for sale or not, is based on a number of factors, including projected funding needs, reinvestment opportunities and the relative cost of alternative liquidity sources.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $187,000 for the three months ended December 31, 2001. Net cash used in investing activities was $20.0 million for the three month period ended December 31, 2001. During the period investing activities consisted of loans originated for investment and purchases of mortgage-backed securities, largely offset by principal collections on loans, proceeds from maturities of securities and proceeds from sales of securities and loans. Cash flows provided by financing activities amounted to $16.2 million for the three months ended December 31, 2001. The increase of $18.8 million in deposits during the first quarter of fiscal 2002 was only partially offset by the decrease in advance payments from borrowers of $2.9 million.

At December 31, 2001, the Bank had outstanding loan commitments of $7.8 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2001 totaled $192.5 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of December 31, 2001, the Company and the Bank met the capital adequacy requirements to which they are subject. The Bank's Tangible Equity ratio at December 31, 2001 was 7.74%. The Tier 1 Capital ratio was 7.74%, the Tier 1 Risk-based ratio was 17.94%, and the Total Risk-Based Capital ratio was 18.40%.

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


CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 2001 were $666.5 million, compared to $668.7 million at September 30, 2001.

Mortgage-backed securities classified as available for sale were $152.9 million at December 31, 2001. The period purchases were funded from heavy refinance activity in the Bank's loan portfolio as well as the redeployment of the proceeds from the sale of mortgage loans from the held for sale category.

Net loans receivable at December 31, 2001 were $432.3 million, up $9.3 million or 2% from September 30, 2001. Solid demand for higher-yielding loan products helped offset continued high loan repayments, resulting in loans receivable growth. New loans closed, including multi-family and commercial mortgages and loans secured by commercial leases, totaled $49.2 million for the quarter ended December 31, 2001. Loan repayments totaled $42.6 million for the quarter ended December 31, 2001, compared with $26.5 million for the same period in 2000.

During the quarter, the Bank recorded two loan sales to FNMA from the held for sale category. The Bank recorded $22.5 million in proceeds from the sale of these fixed-rate 30-year mortgages. The sale generated a $531,000 PRE-tax gain and a $73,000 deferred servicing asset. In addition to these sales, normal operations originated $1.2 million in loans available for sale. These were sold on an individual basis to FHLMC and produced a PRE-tax profit of $10,000.

Deposits grew to $418.4 million at December 31, 2001, up 5% from $399.6 million at September 30, 2001. The quarter's growth brings deposits over $400 million for the first time. The growth represents an increase of $16.8 million in transactions accounts. A new high-rate checking product, power-checking, attracted $10.4 million in its introductory offering period. Other savings products including Passbook 24, a tiered rate premium priced passbook product linked to an ATM card to provide 24 hour-banking convenience, which attracted $11.6 million this quarter. FHLB advances remained fairly stable, increasing only $585,000 to $187.9 million at December 31, 2001 from September 30, 2001.

Book value per share on December 31, 2001 was $23.85, compared with $24.44 at September 30, 2001. The decrease in book value per share was attributable to an unrealized decline in market value in the mortgage-backed securities and securities available for sale portfolios. Book value per share, excluding accumulated other comprehensive income or loss, was $24.53 at December 31, 2001, an increase of 3%, compared to $23.70 at September 30, 2001.


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

A detailed summary discussing the Company's write-down of the Notes and various continuing lawsuits with respect to the Notes is included in the Company's 2001 Form 10-K filed with the Securities and Exchange Commission on December 24, 2001.

In late 2001, the Estate Representative for RAG arrived at a preliminary settlement with certain parties that would allow RAG to settle or satisfy the claims of certain of its creditors including the Company. Under the proposed settlement, certain members of the Taylor family would be required to deliver to RAG $15 million in cash, $30 million of trust preferred securities and 15% of the outstanding common stock of Taylor Capital Group, Inc. the parent bank holding company of Cole Taylor Bank. The proposed settlement is subject to certain significant conditions and no assurances can be provided that the settlement will be completed or that the Company will receive any settlement proceeds. Since the amount of settlement, in any, cannot be quantified until various legal processes are complete, no estimated recovery has been recorded in the Company's financial statements as of December 31, 2001.


ASSET QUALITY

As of December 31, 2001, the Company had non-performing assets of $1.8 million. The non-performing assets at December 31, 2001 included three single-family homes in real estate in judgment, two multi-unit building, seven single-family residences, and one consumer loan. There were no assets classified as doubtful.

The Company's ratio of non-performing loans to net loans receivable remains below industry standards as well as our national and regional peers. The 0.26% non-performing assets to total assets, reflects an increase compared to September 30, 2001 due to an overall weakened economy. A review of the foreclosed residential properties has established that no specific allowances were necessary, and management does not expect any material losses from the non-performing loans.

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

                                                       Three months ended December 31,
                                                2001                            2000
                                                         Average
                                  Average                 Yield/     Average             Yield/
                                  Balance     Interest     Cost     Balance  Interest    Cost
                                                    (dollars in thousands)
Interest-earning assets:
 Loans receivable, net          $ 454,845      8,270     7.27%     $ 538,457   10,234    7.60%
 Mortgage-backed securities       144,457      2,195     6.08%         2,924       53    7.25%
 Interest-bearing deposits          1,570          7     1.78%           748       12    6.42%
 Securities available for sale
  and federal funds sold (4)       53,644        919     6.85%        85,241    1,634    7.67%
                                 --------      -----     -----       -------     -----   -----
Total interest-earning assets     654,516     11,391     6.96%       627,370   11,933    7.61%

Non-interest earning assets        15,782                             12,632
                                 --------                            -------
Total assets                    $ 670,298                            640,002
                                 ========                            =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts          156,178      1,085     2.78%       138,518     1,353   3.91%
 Money market accounts             12,566         99     3.15%        12,079       109   3.61%
 Certificate accounts             223,339      2,638     4.72%       200,023     3,553   6.46%
                                 --------      -----     -----       -------     -----   -----
Total deposits                    392,083      3,822     3.90%       370,620     5,015   5.41%

Borrowed funds                    197,510      2,535     5.13%       208,497     3,538   6.79%
                                 --------      -----     -----       -------     -----   -----
Total interest-bearing
 liabilities                      589,593      6,357     4.31%       579,117     8,553   5.91%

Non-interest bearing deposits      14,326                              6,680
Other liabilities                  15,811                             10,522
                                 --------                            -------
Total liabilities                 619,730                            596,319
Stockholders' equity               50,568                             43,683
                                 --------                            -------
Total liabilities and
 stockholders' equity           $ 670,298                          $ 640,002
                                 ========                            =======
Net interest income/interest
 rate spread (1)                               5,034     2.65%                   3,380   1.70%
                                               =====     =====                   =====   =====
Net earning assets/net
 interest margin (2)            $  64,923                3.08%     $  48,253             2.16%
                                 ========                =====       =======             =====
Ratio of interest-earning
 assets to interest-bearing
 liabilities                         1.11x                             1.08x
                               ====                        ====

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three month periods are annualized for presentation purposes.
(4) Municipal bond yields included in securities available for sale category above are not tax effected


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

GENERAL. For the quarter ended December 31, 2001, earnings per diluted share increased $0.51 to $0.92 from $0.41 for the same period in 2000. Net income for the quarter was $1.9 million, compared with $863,000 in 2000. Earnings per share and net income increased due to reduced interest expense and increased non-interest income. The Company's net interest margin, the primary driver of its earnings, increased from 2.16% for the quarter ended December 31, 2000 to 3.08% in 2001. Net interest income, before provision for loan losses, was $5.0 million for the quarter ended December 31, 2001, up $1.7 million or 49% from $3.4 million in 2000. The increase in the Company's net interest income was primarily the result of a significant decrease in interest expense.

INTEREST INCOME. Income from loans receivable, the chief contributor to interest income, was $8.3 million for the quarter ended December 31, 2001, down 19% from the prior year. Income from loans receivable fell primarily as a result of a decline in the quarterly outstanding average balances; $454.8 million for the quarter ended December 31, 2001, compared with $538.5 million one year earlier. High repayments and loan sales that took place in the latter half of fiscal 2001 and the first quarter of 2002 adversely affected both volume and yield. Repayments from the first quarter totaled $42.6 million, compared to $26.5 for the same quarter 2000.

The average balance of the securities available for sale portfolios, including mortgage-backed securities increased to $198.1 million for the quarter ended December 31, 2001, from $88.2 the same quarter last year. Interest generated from mortgage-backed and investment securities for the quarter ended December 31, 2001 was $3.1 million, an increase of $1.4 million from the quarter ended December 31, 2000. Changes were made to the mix of the investment portfolio to include government and agency, mortgage-backed, corporate and municipal securities. An initiative to maintain earning asset levels resulted in the purchase of mortgage-backed securities with proceeds from repayments and the sale of single-family conforming mortgages.

INTEREST EXPENSE. Total interest expense for the quarter ended December 31, 2001 was $6.4 million, down $2.2 million or 26% from $8.6 million one year ago. Over the past year, the Federal Reserve lowered interest rates 11 times, resulting in a gradual reduction of interest costs on both borrowed funds and deposits. For the quarter ended December 31, 2001, interest expense on deposits was $3.8 million, compared with $5.0 million a year ago, down $1.2 million, or 24%. Despite significant cuts in interest rates, especially on some promotionally priced certificates of deposit, average deposits increased $21.5 million, from $370.6 million for the quarter ended December 31, 2000 to $392.1 million for the 2001 quarter.

Interest expense on borrowed funds declined 28%, to $2.5 million for the quarter ended December 31, 2001, from $3.5 million in 2000. The improvement is a combination of a smaller average outstanding balance; the average balance decreased $10.9 million to $197.5 million for the quarter ended December 31, 2001, as well as an improved interest cost. The cost of borrowed funds decreased 166 basis points in the first quarter of fiscal 2002 compared to the same period last year.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $140,000 and $70,000, respectively, for the quarters ended December 31, 2001 and 2000. The increase was primarily a result of the shift in the composition of the loan portfolio. Commercial and construction loans totaled $22.2 million at December 31, 2001, compared to $7.8 million one year earlier. The provision for loan losses reflects management's on-going evaluation of probable losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including, but not limited to, the overall economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events occur. As of December 31, 2001, the allowance for loan losses was $1.3 million. The ratio of the allowance for loan losses to net loans receivable was 0.31% at December 31, 2001.

NON-INTEREST INCOME. Non-interest income was up $600,000, to $985,000 for the quarter ended December 31, 2001, from $385,000 in the year earlier period. The increase was primarily the result of a $541,000 before tax gain on the sale of $23.1 million of loans held for sale. In addition, insurance and annuity commissions totaled $220,000 for the quarter, up $74,000 or 51% from $146,000 in 2000. A reduction in the rate of commissions earned by the Bank was overcome by an aggressive sales effort.

NON-INTEREST EXPENSE. Non-interest expense increased to $2.8 million for the quarter ended December 31, 2001, compared with $2.4 million in the same period in 2000, an increase of 14%. Salaries and employee benefits increased $288,000. The increase is a result of normal annual salary increases combined with additional personnel and higher group health insurance premiums. Management has continued its efforts to control operating expenses.

INCOME TAXES. Income taxes increased $770,000 for the three months ended December 31, 2001 to $1.2 million compared to $393,000 for the prior year. The current quarter increase is a result of increased income before taxes combined with the prior year's utilization of capital loss carry forwards.


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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's most recent interest rate sensitivity of NPV, as of September 30, 2001.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------

  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          41,324     (39,870)    (49)%           6.31%        - 522 bp
 + 200 bp          54,777     (26,416)    (33)%           8.16%        - 337 bp
 + 100 bp          68,370     (12,824)    (16)%           9.94%        - 159 bp
     0 bp          81,194                                11.53%
 - 100 bp          89,382       8,188      10 %          12.49%        +  95 bp
 - 200 bp          95,104      13,910      17 %          13.11%        + 158 bp
 - 300 bp               -           -       - %              -%        +   - bp
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


                          Fidelity Bancorp, Inc.


Dated:  January 18, 2002                /s/  RAYMOND S. STOLARCZYK
        ----------------                 --------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer




Dated:  January 18, 2002                /s/  ELIZABETH A. DOOLAN
        ----------------                 --------------------------
                                         Elizabeth A. Doolan
                                         Senior Vice President and Chief
                                         Financial Officer