Form 10-Q
period 2002-03-31
FIDELITY BANCORP INC /DE/
filed 2002-05-15
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002


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


Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO _____


There were 3,081,490 shares of common stock, par value $.01, outstanding as of May 3, 2002.

===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of March 31, 2002 (unaudited) and September 30, 2001       1

          Consolidated Statements of Earnings for the three and six
          months ended March 31, 2002 and 2001 (unaudited)              2

          Consolidated Statements of Changes in Stockholders' Equity for the six months ended March 31, 2002 and 2001 (unaudited) 3-4

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 2002 and 2001 (unaudited)                     5-6

          Notes to Consolidated Financial Statements (unaudited)        7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     9-18

Item 3.   Quantitative and Qualitative Disclosure about Market Risks    19-20



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             21

tem 2.   Changes in Securities                                          21

Item 3.   Defaults upon Senior Securities                               21

Item 4.   Submission of Matters to a Vote of Security Holders           21

Item 5.   Other Information                                             21

Item 6.   Exhibits and Reports on Form 8-K                              22

          SIGNATURE PAGE                                                23

FIDELITY BANCORP and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)


                                                            March 31,   September 30,
ASSETS                                                        2002           2001

Cash and due from banks                                    $    4,695         7,107
Interest-earning deposits                                         858         1,397
Federal funds sold                                                100           100
                                                              -------       --------
Cash and cash equivalents                                       5,653         8,604

FHLB of Chicago stock, at cost                                 14,194        18,055
Mortgage-backed securities available for sale                 179,970       127,685
Securities available for sale                                  49,872        42,006
Loans held for sale                                                84        41,219
Loans receivable, net of allowance for loan losses of $1,477
  at March 31, 2002 and $1,236 at September 30, 2001          426,811       422,980
Accrued interest receivable                                     4,076         3,650
Premises and equipment                                          3,778         3,850
Other assets                                                    1,223           657
                                                              -------       -------
                                                            $ 685,661       668,706
                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      433,953       399,619
Borrowed funds                                                196,130       187,345
Advance payments by borrowers for taxes and insurance           2,204         7,193
Due to broker                                                     -          14,918
Other liabilities                                               4,992        10,247
                                                              -------       -------
Total liabilities                                             637,279       619,322

STOCKHOLDERS' EQUITY
Preferred stock                                                   -             -
Common stock                                                       57            38
Additional paid-in capital                                     38,450        38,636
Retained earnings, substantially restricted                    44,239        40,926
Treasury stock, at cost                                       (30,932)      (31,540)
Common stock acquired by Bank Recognition and Retention Plans    (170)         (178)
Accumulated other comprehensive income (loss)                  (3,262)        1,502
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     48,382        49,384
                                                              -------       -------

                                                           $  685,661       668,706
                                                              =======       =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Earnings (unaudited)
(Dollars in thousands, except for earnings per share)

                                              Three Months ended      Six Months ended
                                                  March 31,              March 31,
                                              2002        2001         2002      2001
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 7,794     10,059      16,064    20,293
  Securities                                  1,088      1,527       2,004     3,159
  Mortgage-backed securities                  1,950         53       4,145       106
  Other interest income                           8         17          18        31
                                             ------     ------      ------    ------
                                             10,840     11,656      22,231    23,589
Interest Expense:
  Deposits                                    3,537      4,962       7,359     9,977
  Borrowed funds                              2,110      3,121       4,645     6,659
                                             ------     ------      ------    ------
                                              5,647      8,083      12,004    16,636

Net interest income before provision
  for loan losses                             5,193      3,573      10,227     6,953
Provision for loan losses                       110         40         250       110
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             5,083      3,533       9,977     6,843

Non-Interest Income:
  Fees and commissions                          157        115         300       233
  Insurance and annuity commissions             210        257         430       403
  Gain on sale of securities                    223        125         295       125
  Gain on sale of loans                         125         --         666        --
  Other                                          11         15          20       136
                                             ------     ------      ------    ------
                                                726        512       1,711       897
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,576      1,393       3,275     2,804
    Office occupancy and equipment              506        379         876       753
    Data processing                             130        143         262       277
    Advertising and promotions                  156         49         314       204
    Other                                       444        390         856       755
                                             ------     ------      ------    ------
                                              2,812      2,354       5,583     4,793
                                             ------     ------      ------    ------
Income before income taxes                    2,997      1,691       6,105     2,947
Income tax expense                            1,119        642       2,282     1,035
                                             ------     ------      ------    ------
Net income                                  $ 1,878      1,049       3,823     1,912
                                             ======     ======      ======    ======
Earnings per share - basic (1)              $  0.61       0.35        1.25      0.63
Earnings per share - diluted (1)            $  0.59       0.33        1.20      0.61
                                             ======     ======      ======    ======
Comprehensive income                        $   (13)     1,474        (941)    3,226
                                             ======     ======      ======    ======

(1) Adjusted for the February 28, 2002 3-for-2 stock split which was effected in the form of a stock dividend.

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (unaudited) Dollars in thousands (except for earnings per share)

Six months ended March 31, 2002 and 2001

                                                                                  Accumulated
                                                               Common   Common       Other
                                Additional                      Stock    Stock   Comprehensive
                         Common   Paid-In   Retained Treasury  Acquired Acquired    Income
                          Stock   Capital   Earnings   Stock   by ESOP  by BRRP's   (Loss)      Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 2000       $38    38,780     37,022  (31,391)    (189)    (191)    (1,266)     $42,803
Net income                   -         -      1,912        -        -        -          -        1,912
Change in accumulated other
comprehensive loss                                                                  1,314        1,314
                           ---    ------    -------   -------   ------   ------      ----      -------
Total comprehensive income                                                                       3,226
Purchase of treasury stock
 (21,000 shares)             -         -          -     (394)       -        -          -         (394)
Cash dividends ($0.16 per
  share)                     -         -       (484)       -        -        -          -         (484)
Amortization of award of
  BRRP's stock               -         -          -        -        -        7          -            7
Cost of ESOP shares released -         -          -        -      189        -          -          189
Exercise of stock options
  and reissuance of treasury
  shares (14,750 shares)     -      (114)         -      244        -        -          -          130
Tax benefit related to
  stock options exercised    -        43          -        -        -        -          -           43
Market adjustment for
  committed ESOP shares      -        38          -        -        -        -          -           38

                           ---    ------    -------   ------   ------    -----       ----       ------
Balance at March 31, 2001  $38    38,747     38,450  (31,541)       -     (184)        48      $45,558
                           ===    ======    =======   ======   ======    =====       ====      =======


(continued)


FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
   (unaudited) (continued)
Dollars in thousands (except for earnings per share)

Six months ended March 31, 2002 and 2001


                                                                                  Accumulated
                                                                         Common       Other
                          Common Stock     Additional                     Stock   Comprehensive
                                    Par      Paid-In   Retained Treasury  Acquired    Income
                         Shares    Value     Capital   Earnings   Stock   by BRRP's   (Loss)    Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 2001     3,782,350 $  38      38,636    40,926   (31,540)  (178)     1,502    $ 49,384
Net income                   -         -          -      3,823       -       -          -        3,823
Change in accumulated
other comprehensive
income                       -         -          -         -        -       -      (4,764)       (4,764)
                         --------- ------    -------    ------    ------  -----     ------     -------

Total comprehensive income                                                                        (941)

Cash dividends ($0.17 per
  share)                     -         -          -       (510)      -       -          -         (510)
Amortization of award of
  BRRP's stock               -         -          -         -        -        8         -            8
Exercise of stock options
  and reissuance of treasury
  shares (34,000 shares)     -         -        (266)       -        608      -         -          342
Tax benefit related to
  stock options exercised    -         -         101        -        -        -         -          101
3-for-2 stock split
  effected in the form
  of a 50% stock dividend
  and payment of cash for
  fractional shares      1,891,175    19         (21)       -        -        -         -           (2)
                         --------- ------    -------    ------    ------  -----     ------     -------
Balance at
  March 31, 2002         5,673,525 $  57      38,450    44,239   (30,932)  (170)    (3,262)   $ 48,382
                         ========= ======    =======    ======    ======= ======    =======    =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)


Six months ended March 31,                                      2002          2001
                                                               ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  3,823         1,912
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    265           185
  Provision for loan losses                                       250           110
  Net amortization and accretion of premiums and discounts        296           (67)
  Amortization of cost of stock benefit plans                       8             7
  ESOP                                                             --           227
  Deferred loan fees, net of amortization                         141            93
  Stock dividend from FHLB of Chicago                            (439)         (401)
  Loans originated for sale                                    (3,980)           --
  Proceeds from loans originated for sale                       4,042            --
  Gain on ales of securities, mortgage-backed
     securities and loans                                        (961)         (125)
  Gain on sale of real estate owned                               (11)           --
  Amortization of deposit base intangible                           2             7
  Decrease (increase) in accrued interest receivable             (426)          559
  Decrease (increase) in other assets                            (109)          679
  Increase (decrease) in other liabilities                     (2,266)        1,540
                                                               ------        ------
Net cash provided by operating activities                         635         4,726

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities                     (167,720)          --
  Purchase of securities                                      (40,061)      (44,030)
  Purchase of FHLB of Chicago stock                           (51,200)         (229)
  Proceeds from maturities of securities                       20,000        20,000
  Proceeds from sale of securities and mortgage-backed
     securities                                                90,264        14,125
  Proceeds from sale of real estate owned                         110             4
  Proceeds from redemption of FHLB of Chicago stock            55,500            --
  Loans originated for investments                            (93,755)      (49,409)
  Proceeds from sale of loans                                  37,829            --
  Purchase of premises and equipment                             (193)         (161)
  Principal repayments collected on loans receivable           92,888        62,371
  Principal repayments collected on mortgage-backed
     securities                                                14,792           336
                                                               ------        ------
Net cash used in investing activities                         (41,546)        3,007


(continued)

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)


Six months ended March 31,                                      2002          2001
                                                               ------        ------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                     34,334         6,892
  Net (increase) decrease in borrowed funds                     8,785       (10,800)
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                       (4,989)        1,055
  Purchase of treasury stock                                       --          (394)
  Payment of common stock dividends                              (510)         (484)
  Payment of fractional shares for 3-for-2 stock split             (2)           --
  Proceeds from exercise of stock options                         342           130
                                                               ------        ------
Net cash provided by (used in) financing activities            37,960        (3,601)
                                                               ------        ------

Net change in cash and cash equivalents                        (2,951)        4,132
Cash and cash equivalents at beginning of period                8,604         6,195
                                                               ------        ------
Cash and cash equivalents at end of period                   $  5,653        10,327
                                                               ======        ======

CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $ 12,013        16,548
   Income taxes                                                 3,780           648

NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure                546            11
   Due from broker                                            (14,918)        5,000
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

The results of operations and other data for the six months ended March 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2002.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All intercompany accounts and transactions have been eliminated in consolidation.


(2) COMMON STOCK

On January 22, 2002, the Company's Board of Directors approved a 3-for-2 stock split to be effected in the form of a stock dividend to common stockholders of record as of February 6, 2002 with a payment date of February 28, 2002. Earnings and dividends per share for all periods have been restated to reflect the 3-for-2 stock split.


(3)  EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods, which were 3,080,588 and 3,021,844, respectively. Basic earnings per share for the six months ended March 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods, which were 3,056,853 and 3,021,844, respectively. ESOP shares are considered outstanding for the calculations unless unearned.

Diluted earnings per share for the three months ended March 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods, which were 3,207,453 and 3,155,625, respectively. Diluted earnings per share for the six months ended March 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods, which were 3,195,652 and 3,155,716, respectively. Diluted earnings per share include the dilutive effects of additional potential issuable common stock under stock options.

(4)  COMPREHENSIVE INCOME

The Company's comprehensive income includes net income and other comprehensive income (loss) comprised entirely of unrealized gains or losses on securities available for sale, net of tax effects, which are also recognized as separate components of equity.


(5)  COMMITMENTS AND CONTINGENCIES

At March 31, 2002, the Bank had outstanding commitments to originate new loans of $9.2 million, of which $958,000 were fixed rate, with rates ranging from 6.50% to 8.00%, and $8.2 million were adjustable rate commitments. Additionally, the Bank has ten construction and development loan commitments for $22.6 million with floating rates based on prime plus a margin. Net draws on these construction and development loan commitments totaled $14.6 million through March 31, 2002.


(6)  RECLASSIFICATIONS

Certain reclassifications have been made in prior years financial statements to conform to the current year's presentation.


(7)  NEW ACCOUNTING PRONOUNCEMENTS

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

The Company reported earnings for the second fiscal quarter ended March 31, 2002 of $1.9 million, compared with $1.0 million for the same quarter a year ago. Earnings per diluted share for the quarter and six months were $0.59 and $1.20 per share in 2001, an increase from $0.33 and $0.61 in 2001, respectively. Earnings per share and net income for the quarter were up from the previous year's results due to an improved net interest margin and increased non-interest income.

The Company also announced that its board of directors declared a quarterly dividend of $0.09 per share, payable May 15, 2002 to shareholders of record as of April 30, 2002.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

- The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

- The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.
- The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.
- The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.
- The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.
- The inability of the Company to obtain new customers and to retain existing customers.
- The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
- Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.
- The ability of the Company to develop and maintain secure and reliable electronic systems.
- The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.
- Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.
- Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.
- The costs, effects and outcomes of existing or future litigation.
- Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
- The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


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

The Company's most liquid assets are cash and cash equivalents, which include federal funds and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing, lending, and investing activities during the given period. At March 31, 2002, cash and cash equivalents totaled $5.7 million.

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits for the six months ended March 31, 2002, were $635,000. Net cash used $41.5 million in investing activities for the six-month period ended March 31, 2002. During the period investing activities consisted of loans originated for investment and purchases of mortgage-backed securities and securities, largely offset by principal collections on loans, proceeds from maturities of securities and proceeds from sales of securities, mortgage-backed securities and loans. Cash flows provided by financing activities amounted to $38.0 million for the six months ended March 31, 2002. Growth in deposits of $34.3 millions and a net increase in borrowed funds of $8.8 million was partially reduced by the payment of real estate taxes for borrowers.

At March 31, 2002, the Bank had outstanding commitments to fund loans of $9.2 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2002 totaled $205.9 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of March 31, 2002, the Company and the Bank met the capital adequacy requirements to which they are subject. The Bank's Tangible Equity ratio at March 31, 2002 was 7.62%. The Tier 1 Capital ratio was 7.62%, the Tier 1 Risk-Based ratio was 18.18%, and the Total Risk-Based Capital ratio was 18.69%.

The most recent notification from the federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain certain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that would have the effect of changing the Company's or the Bank's categorization.


CHANGES IN FINANCIAL CONDITION

Total assets at March 31, 2002 were $685.7 million, compared to $668.7 million at September 30, 2001.

Mortgage-backed securities classified as available for sale were $180.0 million at March 31, 2002. The period purchases were funded from heavy refinance activity in the Bank's loan portfolio as well as the redeployment of the proceeds from the sale of mortgage loans from the held for sale category and supplemented by advances from the FHLB of Chicago.

Net loans receivable at March 31, 2002 were $426.8 million, compared with $423.0 million at September 30, 2001. Solid demand for loan products, especially higher-yielding multi-family mortgages, led to the loan growth, despite heavy repayments from refinance activity. The Company plans to continue its focus on generating multi-family loans and is anticipating continued strong loan demand. The Company has recently seen a resurgence in the purchase market after a long period of refinance activity. New loans closed, including multi-family and commercial mortgages and loans secured by commercial leases, totaled $93.8 million for the six months ended March 31, 2002. Loan repayments totaled $92.9 million for the six months ended March 31, 2002, compared with $62.4 million for the same period in 2001.

During the first six months, the Bank recorded three loan sales to FNMA from the held for sale category. The Bank recorded $37.8 million in proceeds from the sale of these fixed-rate 30-year mortgages. These sales generated $643,800 of pre-tax gains and a $126,700 deferred servicing asset. In addition to these sales, normal operations originated $4.0 million in loans available for sale. These were sold on an individual basis to FHLMC and produced a pre-tax profit of $21,900.

Through deposit retention efforts and the addition of a wholesale jumbo certificate of deposit program, deposits for the six-month period grew 9% or $34.3 million to $434.0 million from $399.6 million at September 30, 2001. The wholesale CD program generated $28.7 million in deposits with terms of between 12 and 24 months that were generally longer in term and lower in rate than certificates generated from the bank's retail customers. The Bank also added a new checking product, power-checking, which attracted $13.3 million in its introductory offering period. Other savings products including Passbook 24, a tiered rate premium priced passbook product linked to an ATM card to provide 24 hour-banking convenience which attracted $15.6 million during the first half of fiscal 2002. FHLB advances increased $8.7 million to $196.1 million at March 31, 2002 from September 30, 2001.

Book value per share on March 31, 2002 was $15.70, compared with $16.30 at September 30, 2001. The decrease in book value per share was attributable to an unrealized decline in market value in the mortgage-backed securities and securities available for sale portfolios. Book value per share, excluding accumulated other comprehensive income or loss, was $16.76 at March 31, 2002, an increase of 3%, compared to $15.80 at September 30, 2001.


INVESTMENT ACTIVITIES

The Company is the holder of certain subordinated notes (the "Notes") issued by Cole Taylor Financial Group, Inc. The Notes have a par value and cost basis of $3.0 million. The Notes were acquired by the Company in 1994, when Cole Taylor was the parent company for both a consumer finance company and a Chicago area bank. In fiscal 1997, Cole Taylor's bank subsidiary was "spun-off" to certain Cole Taylor shareholders in exchange for stock and certain assets. The Notes remained as obligations of the surviving company, which became known as Reliance Acceptance Group, Inc. ("RAG") and was the parent company for only the consumer finance company.

A detailed summary discussing the Company's write-down of the Notes and various continuing lawsuits with respect to the Notes is included in the Company's 2001 Form 10-K filed with the Securities and Exchange Commission on December 24, 2001.

In late 2001, the Estate Representative for RAG arrived at a preliminary settlement with certain parties that would allow RAG to settle or satisfy the claims of certain of its creditors including the Company. Under the proposed settlement, certain members of the Taylor family would be required to deliver to RAG $15 million in cash, $30 million of trust preferred securities and 15% of the outstanding common stock of Taylor Capital Group, Inc. the parent bank holding company of Cole Taylor Bank. The proposed settlement is subject to certain significant conditions and no assurances can be provided that the settlement will be completed or that the Company will receive any settlement proceeds. Since the amount of settlement, in any, cannot be quantified until various legal processes are complete, no estimated recovery has been recorded in the Company's financial statements as of March 31, 2002.


ASSET QUALITY

As of March 31, 2002, the Company had non-performing assets of $1.5 million, consisting of $1.1 million in non-performing loans and $447,000 of real estate in foreclosure. The non-performing assets at March 31, 2002 included 9 single-family residences, 4 multi-unit residence, and 2 consumer loans. There were no assets classified as doubtful.

The Company's ratio of non-performing loans to net loans receivable remains below industry standards as well as our national and regional peers. The 0.22% non-performing assets to total assets, reflects an increase compared to September 30, 2001 due to an overall weakened economy. A review of the foreclosed residential properties has established that no specific allowances were necessary, and management does not expect any material losses from the resolution of non-performing loans.

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


                                     Three Months Ended March 31,                Six Months Ended
                                    2002                       2001               March 31, 2002
                          ------------------------   -----------------------  ----------------------
                                    Inter- Average           Inter- Average           Inter- Average
                          Average    est    Yield    Average   est   Yield   Average   est    Yield
                                                     (dollars in thousands)
                          ------------------------   -----------------------  ----------------------
 Interest-earning assets:
 Loans receivable, net      $433,168  7,794   7.20%    532,426 10,059  7.56%    444,126  16,064  7.23%
 Mortgage-backed securities  133,886  1 950   5.83%      2,931     53  7.23%    140,492   4,145  5.90%
 Interest-bearing deposits     1,355      6   1.77%        762     10  5.25%      1,679      13  1.55%
 Investment securities and
   federal funds              75,141  1,090   5.80%     86,775  1,534  7.07%     62,876   2,009  6.39%
                             -------  -----   -----     ------  -----  -----    -------   -----  -----
Total interest-earning
 assets                      643,550 10,840   6.74%    622,894 11,656  7.49%    649,173  22,231  6.85%
Non-interest earning
 assets                       13,415                    10,619                   14,630
                             -------                    ------                  -------
Total assets                $656,965                   633,513                  663,803
                             =======                   =======                  =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts     166,570    991   2.38%    137,743  1,209  3.51%    161,317   2,077  2.58%
 Money market account         14,996    102   2.72%     11,520    102  3.54%     13,767     200  2.91%
 Certificate accounts        234,799  2,444   4.16%    229,634  3,651  6.36%    229,006   5,082  4.44%
                             -------  -----   -----    -------  -----  -----    -------   -----  -----
Total deposits               416,365  3,537   3.40%    378,897  4,962  5.24%    404,090   7,359  3.64%

Borrowed funds               165,171  2,110   5.11%    191,121  3,121  6.53%    181,701   4,645  5.11%
                             -------  -----   -----    -------  -----  -----    -------   -----  -----
Total interest-bearing
 liabilities                 581,536  5,647   3.88%    570,018  8,083  5.67%    585,791  12,004  4.10%
Non-interest bearing
 deposits                     14,382                     7,191                   14,244
Other liabilities             10,626                    11,118                   13,273
                             -------                   -------                  -------
Total liabilities            606,544                   588,327                  613,308

Stockholders' equity          50,421                    45,186                   50,495
                             -------                   -------                  -------

Total liabilities and
 stockholders' equity       $656,965                   633,513                  663,803
                             =======                   =======                  =======
Net interest
 income/interest rate
 spread (1)                           5,193   2.85%             3,573  1.81%             10,227  2.75%

Net earning assets/net
 interest margin (2)        $ 62,014          3.23%     52,876         2.29%     63,382          3.15%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                    1.11x                      1.09x                   1.11x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and six month periods are annual-ized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

GENERAL. Earnings per diluted share for the quarter ended March 31, 2002 was $0.59 up $0.26 per share from $0.33 for the same period in 2001. Net income for the three months ended March 31, 2002 was $1.9 million, an increase of $829,000 from the net income of $1.0 million for the three months ended March 31, 2001. Earnings per share and net income for the quarter were up from the previous year's results due to an improved net interest margin and increased non-interest income.

INTEREST INCOME. Income from loans receivable, the largest contributor to interest income, was $7.8 million for the quarter ended March 31, 2002, down 22.5% from the prior year. The decrease reflects a combination of less loan volume coupled with lower interest rates. The average loans outstanding decreased $99.3 million, comparing March 31, 2002 to March 31, 2001, due to loan sales and high repayment volume. The yield on loans decreased 36 basis points, primarily due to significant refinance activity. Interest income from mortgage-backed securities and investment portfolio increased $1.4 million.
The increase in investment income was generated by a $118.3 million increase in the average outstanding investment portfolio, from $89.7 million for the quarter ended March 31, 2001 to $209.0 million for the quarter ended March 31, 2002. The purchases were funded by the proceeds from heavy refinance activity as well as the redeployment of the proceeds from the sale of mortgage loans. Gross interest income totaled $10.8 million for the three months ended March 31, 2002, down 7.0%, or $816,000 from $11.7 million for the quarter ended March 31, 2001.

INTEREST EXPENSE. Over the past year, the Federal Reserve lowered interest rates 11 times, resulting in a gradual reduction of interest costs on both borrowed funds and deposits. Interest expense on deposits for the quarter decreased $1.4 million, from $5.0 million to $3.5 million. The average deposit balance increased 9.9% from $378.9 million for the quarter ended March 31, 2001 to $416.4 million for the quarter ended March 31, 2002. The average cost of deposits decreased 184 basis points to 3.40% for the quarter ended March 31, 2002. Interest expense on borrowed funds decreased $1.0 million to $2.1 million for the quarter ended March 31, 2002, from $3.1 million for the prior year's comparable quarter. The average cost of borrowings has also been reduced significantly due to the current interest rate scenario. The average cost of borrowings for the quarter ended March 31, 2002 was 5.11%.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $110,000 and $40,000 for the quarters ended March 31, 2002 and 2001, respectively. The increase was primarily the result of a shift in the mix of the loan portfolio. The current portfolio includes a mix of residential, commercial properties, acquisition and development loans, commercial loans secured by leases as well as multi-family. These loans total $32.2 million at March 31, 2002, compared to $14.6 million one year ago. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current market conditions. As of March 31, 2002, the allowance for loan losses was $1.5 million. The ratio of the allowance for loan losses to net loans receivable was 0.35% at March 31, 2002.
NON-INTEREST INCOME. Non-interest income increased $214,000 or 41.8% to $726,000 for the second quarter of fiscal 2002. Excluding gains on the sales of loans and securities in both the current and prior year, non-interest income remained stable.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2002 increased $458,000 to $2.8 million from the three months ended March 31, 2001 of $2.4 million. Increases were noted in salaries and employee benefits, equipment and advertising expenses. The increase in salaries and employee benefits is a result of normal annual salary increases combined with the costs associated with additional personnel and higher group health insurance premiums. The increase in equipment is a direct result of accelerated depreciation of computer equipment that will be obsolete after December 31, 2002. Management has continued its efforts to control operating expenses.

INCOME TAXES. Income taxes increased $477,000 for the three months ended March 31, 2002 to $1.1 million compared to $642,000 for the prior year due to decreased taxable income. The effective tax rate remains stable at 37.3% for the three month period ended March 31, 2002.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

GENERAL. For the first six months of the fiscal year, earnings per diluted share were $1.20, up $0.59 per share from $0.61 per diluted share in the first six months of 2001. Net income for the first six months of 2002 was $3.8 million which is double the net income reported for the same period in 2001. The results reflect continued improvement in the Company's net interest margin. With the balance sheet initiatives (which included loans and securities sales) that began six months ago as the Federal Reserve lowered short-term interest rates, the Company has achieved three things: substantial increases in non-interest income; stabilized earning asset levels; and laid the groundwork for future revenue streams.

INTEREST INCOME. Income from loans receivable, the chief contributor to interest income, was $16.1 million for the six months ended March 31, 2002, down 20.8% from the prior year. Income from loans receivable fell primarily as a result of a decline in the six-month outstanding average balances; $444.1 million for the six-month period ended March 31, 2002, compared with $535.5 million one year earlier. High repayments and loan sales that took place in the latter half of fiscal 2001 and the first half of 2002 adversely affected both volume and yield. Repayments from the first half of fiscal 2002 totaled $92.9 million, compared to $62.4 for the same period in 2001.

The average balance of the securities available for sale portfolios, including mortgage-backed securities increased to $203.4 million for the six-month period ended March 31, 2002, from $88.9 the same period last year. Interest generated from mortgage-backed and investment securities for the six month period ended march 31, 2002 was $6.2 million, an increase of $2.9 million from the six-month period ended March 31, 2001. Changes were made to the mix of the investment portfolio to include government and agency, mortgage-backed, corporate and municipal securities. An initiative to maintain earning asset levels resulted in the purchase of mortgage-backed securities with proceeds from repayments and the sale of single-family conforming mortgages.

INTEREST EXPENSE. Total interest expense for the six months ended March 31, 2002 was $12.0 million, down $4.6 million, or 27.8%, from $16.6 million in 2001. Interest expense on borrowed funds declined 30.2%, to $4.6 million for the six months ended March 31, 2002, from $6.7 million in 2001 as high priced borrowed funds matured. The effect of $25 million in higher cost borrowings maturing in the third quarter of this fiscal year, the extension of maturities on certain FHLB advances by management, and a moderate improvement in the mix of core deposits, should produce flat to moderately decreased interest expense for the remainder of this fiscal year.

For the six months ended March 31, 2002, interest expense on deposits was $7.4 million, down $2.6 million or 26.2% from $10.0 million in 2001. Average interest-bearing deposits increased $29.4 million, or 7.8%, to $404.1 million for the six-month period in 2002 compared to $374.7 million in 2001. The weighted average cost of deposits decreased 169 basis points.

PROVISION FOR LOAN LOSSES. The Company recorded a $250,000 provision for loan losses in the first six months of fiscal 2002, compared to $110,000 in 2001. The increase was primarily a result of the shift in the composition of the loan portfolio. Commercial and construction loans totaled $32.2 million at March 31, 2002, compared to $14.6 million one year earlier. The provision for loan losses reflects management's on-going evaluation of probable losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including, but not limited to, the overall economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events occur. As of March 31, 2002, the allowance for loan losses was $1.5 million.

NON-INTEREST INCOME. Non-interest income was up $814,000 to $1.7 million for the six month period ended March 31, 2002 from $897,000 in the year earlier period. The increase was primarily the result of a $961,000 before tax gain on the sale of loans and securities. Insurance and annuity commissions contributed $430,000 for the six months, up $27,000 or 6.7% from $403,000 in 2001. However, without the gain on the sale of loans and investments, non-interest income for the six-month period in 2002 was essentially unchanged from 2001.

NON-INTEREST EXPENSE. Non-interest expense increased to $5.6 million for the six months ended March 31, 2002, compared with $4.8 million in the same period in 2001, up 16.5%. Employee benefits, including higher group health insurance premiums, accelerated depreciation for obsolescence in the Company's computer hardware and software and increased advertising expenses contributed to the increase.

INCOME TAXES. Income taxes increased $1.3 million for the six-months ended March 31, 2002 to $2.3 million compared to $1.0 million for the prior year. The Company's effective income tax rate increased to 37.3% from 35.1% for the six-month period ended March 31, 2001. The lower effective income tax rate in the prior year was due to the utilization of capital loss carry forwards in connection with the gain on sale of the Bank's subsidiary's interest in a real estate investment.

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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's most recent interest rate sensitivity of NPV, as of December 31, 2001.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          40,217     (38,917)    (49)%           6.20%        - 510 bp
 + 200 bp          52,744     (26,391)    (33)%           7.93%        - 337 bp
 + 100 bp          65,607     (13,527)    (17)%           9.62%        - 169 bp
     0 bp          79,134                                11.30%
 - 100 bp          87,759       8,624      11 %          12.30%        + 100 bp
 - 200 bp             --          --       -- %           9.98%          --  bp
 - 300 bp             --          --       -- %          10.57%          --  bp
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

ITEM 2.    CHANGES IN SECURITIES
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Company held its annual meeting of stockholders on January 23, 2002.

           (b) The directors whose terms of office continued after the annual meeting are as follows:
                                                 For            Against

                Edward J. Burda               1,325,375         289,382
                Patrick J. Flynn              1,343,157         271,600

                The directors whose terms of office continued after the annual meeting are as follows:

                Thomas E. Bentel
                Raymond S. Stolarczyk
                Paul J. Bielat
                Richard J. Kasten

           (c) A brief description of each other matter voted on and the number of votes cast:

                (i) Ratification of Crowe Chizek and Company LLP as independent auditors for the fiscal year ending September 30, 2002.

                      For                Against             Abstain

                  1,611,557               1,000               2,200



ITEM 5.    OTHER INFORMATION
           None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)  Exhibits
                 None.

            (b)  Reports on Form 8-K

                 1. Form 8-K dated January 22, 2002.  Registrant issued a press release dated January 22, 2002 regarding a three-for-two

                    stock split.

                 2. Form 8-K dated January 23, 2002.  Registrant submitted a script prepared for use on January 23, 2002 by Mr. Raymond Stolarczyk and Mr. Thomas Bentel, discussing financial results for the fiscal year ended September 30, 2001, and financial and strategic goals for fiscal year 2002.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Fidelity Bancorp, Inc.



Dated:      May 15, 2002                 /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer




Dated:      May 15, 2002                 /s/  ELIZABETH A. DOOLAN
                                         -----------------------------
                                         Elizabeth A. DOOLAN
                                         Sr. V. P. and Chief Financial Officer