Form 10-Q
period 2002-06-30
FIDELITY BANCORP INC /DE/
filed 2002-08-14
CIK 912219

=================================================================
==============



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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


There were 3,081,490 shares of common stock, par value $.01, outstanding as of
August 9, 2002.

=================================================================
==============

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION
   PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of June 30, 2002 (unaudited) and September 30, 2001
     1

          Consolidated Statements of Earnings for the three and
nine
          months ended June 30, 2002 and 2001 (unaudited)
     2

          Consolidated Statements of Changes in Stockholders'
Equity
          for the nine months ended June 30, 2002 and 2001
(unaudited)  3-4

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 2002 and 2001 (unaudited)
     5-6

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

Item 5.   Other Information
     21

Item 6.   Exhibits and Reports on Form 8-K
     21-22

          SIGNATURE PAGE
     23

FIDELITY BANCORP and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)


                                                            June
30,    September 30,
ASSETS
2002           2001

Cash and due from banks                                    $
6,707         7,107
Interest-earning deposits
3,021         1,397
Federal funds sold
100           100

-------       --------
Cash and cash equivalents
9,828         8,604

FHLB of Chicago stock, at cost
31,665        18,055
Mortgage-backed securities available for sale
179,264       127,685
Securities available for sale
35,856        42,006
Loans held for sale
83        41,219
Loans receivable, net of allowance for loan losses of $1,678 at June 30, 2002 and $1,236 at September 30, 2001
427,857       422,980
Accrued interest receivable
3,581         3,650
Premises and equipment
3,634         3,850
Other assets
1,211           657

-------       -------
                                                            $
692,979       668,706

=======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits
435,739       399,619
Borrowed funds
157,220       187,345
Advance payments by borrowers for taxes and insurance
4,292         7,193
Due to broker
35,374        14,918
Other liabilities
6,896        10,247

-------       -------
Total liabilities
639,521       619,322

STOCKHOLDERS' EQUITY
Preferred stock
-             -
Common stock
57            38
Additional paid-in capital
38,450        38,636
Retained earnings, substantially restricted
46,185        40,926
Treasury stock, at cost
(30,932)      (31,540)
Common stock acquired by Bank Recognition and Retention Plans
(159)         (178)
Accumulated other comprehensive income (loss)
(143)        1,502

-------       -------
TOTAL STOCKHOLDERS' EQUITY
53,458        49,384

-------       -------

                                                           $
692,979       668,706

=======       =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Earnings (unaudited)
(Dollars in thousands, except for earnings per share)

                                              Three Months ended
  Nine Months ended
                                                  June 30,
      June  30,
                                              2002        2001
    2002      2001
                                            --------------------
  -----------------

(unaudited)
Interest Income:
  Loans receivable                          $ 7,665      9,532
 23,729    29,825
  Securities                                    995      1,385
  2,999     4,544
  Mortgage-backed securities                  2,524        251
  6,669       357
  Other interest income                           8         17
     26        48
                                             ------     ------
 ------    ------
                                             11,192     11,185
 33,423    34,774
Interest Expense:
  Deposits                                    3,283      4,760
 10,642    14,737
  Borrowed funds                              2,091      2,808
  6,736     9,467
                                             ------     ------
 ------    ------
                                              5,374      7,568
 17,378    24,204

Net interest income before provision
  for loan losses                             5,818      3,617
 16,045    10,570
Provision for loan losses                       200         70
    450       180
                                             ------     ------
 ------    ------
Net interest income after provision
  for loan losses                             5,618      3,547
 15,595    10,390

Non-Interest Income:
  Fees and commissions                          195        118
    495       351
  Insurance and annuity commissions             208        222
    638       625
  Gain on sale of securities                    239         77
    534       202
  Gain on sale of loans                          10         14
    676        14
  Other                                          11         13
     31       149
                                             ------     ------
 ------    ------
                                                663        444
  2,374     1,341
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,569      1,299
  4,844     4,103
    Office occupancy and equipment              527        392
  1,403     1,145
    Data processing                             109         98
    371       375
    Advertising and promotions                  135        123
    449       327
    Other                                       456        345
  1,312     1,100
                                             ------     ------
 ------    ------
                                              2,796      2,257
  8,379     7,050
                                             ------     ------
 ------    ------
Income before income taxes                    3,485      1,734
  9,590     4,681
Income tax expense                            1,262        647
  3,544     1,682
                                             ------     ------
 ------    ------
Net income                                  $ 2,223      1,087
  6,046     2,999
                                             ======     ======
 ======    ======
Earnings per share - basic (1)              $  0.72       0.36
   1.97      0.99
Earnings per share - diluted (1)            $  0.69       0.34
   1.89      0.95
                                             ======     ======
 ======    ======
Comprehensive income                        $ 5,342        855
  4,401     4,081
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

Nine months ended June 30, 2002 and 2001


               Accumulated

Common   Common       Other
                                Additional
Stock    Stock   Comprehensive
                         Common   Paid-In   Retained Treasury
Acquired Acquired    Income
                          Stock   Capital   Earnings   Stock   by
ESOP  by BRRP's   (Loss)      Total
                           ---    ------    -------   -------
------   ------      ----      -------
Balance at
  September 30, 2000       $38    38,780     37,022  (31,391)
(189)    (191)    (1,266)     $42,803
Net income                   -         -      2,999        -
 -        -          -        2,999
Change in accumulated other
comprehensive loss
                 1,082        1,082
                           ---    ------    -------   -------
------   ------      ----      -------
Total comprehensive income
                              4,081
Purchase of treasury stock
 (43,200 shares)             -         -          -     (562)
 -        -          -         (562)
Cash dividends ($0.24 per
  share)                     -         -       (726)       -
 -        -          -         (726)
Amortization of award of
  BRRP's stock               -         -          -        -
 -       10          -           10
Cost of ESOP shares released -         -          -        -
189        -          -          189
Exercise of stock options
  and reissuance of treasury
  shares (28,275 shares)     -      (143)         -      317
 -        -          -          174
Tax benefit related to
  stock options exercised    -        54          -        -
 -        -          -           54
Market adjustment for
  committed ESOP shares      -        38          -        -
 -        -          -           38

                           ---    ------    -------   ------
------    -----       ----       ------
Balance at June 30, 2001   $38    38,729     39,295  (31,636)
 -     (181)      (184)     $46,061
                           ===    ======    =======   ======
======    =====       ====      =======



(continued)


FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
   (unaudited) (continued)
Dollars in thousands (except for earnings per share)

Nine months ended June 30, 2002 and 2001



               Accumulated

      Common       Other
                          Common Stock     Additional
       Stock   Comprehensive
                                    Par      Paid-In   Retained
Treasury  Acquired    Income
                         Shares    Value     Capital   Earnings
Stock   by BRRP's   (Loss)    Total
                           ---    ------    -------   -------
------   ------      ----      -------
Balance at
  September 30, 2001     3,782,350 $  38      38,636    40,926
(31,540)  (178)     1,502    $ 49,384
Net income                   -         -          -      6,046
  -       -          -        6,046
Change in accumulated
other comprehensive
income                       -         -          -         -
  -       -      (1,645)       (1,645)
                         --------- ------    -------    ------
------  -----     ------     -------

Total comprehensive income
                              4,401

Cash dividends ($0.26 per
  share)                     -         -          -       (787)
  -       -          -         (787)
Amortization of award of
  BRRP's stock               -         -          -         -
  -       19         -           19
Exercise of stock options
  and reissuance of treasury
  shares (34,000 shares)     -         -        (266)       -
  608      -         -          342
Tax benefit related to
  stock options exercised    -         -         101        -
  -        -         -          101
3-for-2 stock split
  effected in the form
  of a 50% stock dividend
  and payment of cash for
  fractional shares      1,891,175    19         (21)       -
  -        -         -           (2)
                         --------- ------    -------    ------
------  -----     ------     -------
Balance at
  June 30, 2002          5,673,525 $  57      38,450    46,185
(30,932)  (159)      (143)   $ 53,458
                         ========= ======    =======    ======
======= ======    =======    =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)


Nine months ended June 30,
2002          2001

------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $
6,046         2,999
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation
461           286
  Provision for loan losses
450           180
  Net amortization and accretion of premiums and discounts
281           (74)
  Amortization of cost of stock benefit plans
19            10
  ESOP
--           227
  Deferred loan fees, net of amortization
106           250
  Stock dividend from FHLB of Chicago
(910)         (585)
  Loans originated for sale
(4,349)           --
  Proceeds from loans originated for sale
4,422            --
  Gain on ales of securities, mortgage-backed
     securities and loans
(1,209)         (216)
  Gain on sale of real estate owned
(11)            5
  Amortization of deposit base intangible
 2             9
  Decrease in accrued interest receivable
69           465
  Decrease (increase) in other assets
(149)          679
  Increase (decrease) in other liabilities
(2,205)        1,959

------        ------
Net cash provided by operating activities
3,023         6,194

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities
(191,603)      (30,322)
  Purchase of securities
(53,941)      (38,647)
  Purchase of FHLB of Chicago stock
(107,100)         (229)
  Proceeds from maturities of securities
20,000        20,000
  Proceeds from sale of securities and mortgage-backed
     securities
176,548        26,568
  Proceeds from sale of real estate owned
110           280
  Proceeds from redemption of FHLB of Chicago stock
94,400            --
  Loans originated for investments
(131,624)      (93,752)
  Proceeds from sale of loans
37,829         1,280
  Purchase of premises and equipment
(245)         (301)
  Principal repayments collected on loans receivable
129,598       112,242
  Principal repayments collected on mortgage-backed
     securities
21,582         1,185

------        ------
Net cash used in investing activities
(4,446)       (1,696)



(continued)

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)


Nine months ended June 30,
2002          2001

------        ------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits
36,120         7,720
  Net decrease in borrowed funds
(30,125)      (14,890)
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance
(2,901)        3,410
  Purchase of treasury stock
--          (562)
  Payment of common stock dividends
(787)         (726)
  Payment of fractional shares for 3-for-2 stock split
(2)           --
  Proceeds from exercise of stock options
342           228

------        ------
Net cash provided by (used in) financing activities
2,647        (4,820)

------        ------

Net change in cash and cash equivalents
1,224          (322)
Cash and cash equivalents at beginning of period
8,604         6,195

------        ------
Cash and cash equivalents at end of period                   $
9,828         5,873

======        ======

CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $
17,660        24,266
   Income taxes
5,055         1,464

NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure
546           277
   Due from broker
20,456            --

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

The results of operations and other data for the three and nine months ended
June 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 2002.

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


(3)  EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods, which were 3,081,490 and 3,021,982 respectively.  Basic earnings per share for the nine months ended
June 30, 2002
and 2001 were computed by dividing net income by 3,065,065 and 3,021,951, the weighted average number of shares of common stock outstanding.

Diluted earnings per share for the three months ended June 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods that were 3,225,576 and 3,160,629, respectively. Diluted earnings per share for the nine months ended June 30, 2002 and 2001 were computed by dividing net income by 3,205,627 and 3,160,598, the weighted average number of shares of common stock and potential common stock outstanding. Diluted earnings per share include the dilutive effects of additional potential issuable shares under stock options.

(4)  COMPREHENSIVE INCOME

The Company's comprehensive income includes net income and other comprehensive income (loss) comprised entirely of unrealized gains or losses on securities available for sale, net of tax effects, which are also recognized as separate components of equity.


(5)  COMMITMENTS AND CONTINGENCIES

At June 30, 2002 the Bank had outstanding commitments to originate new loans of
$10.4 million, of which $689,000 were fixed rate, with rates ranging from 6.50% to 7.25%, and $9.7 million were adjustable rate commitments. Additionally, the
Bank has four construction and development loan commitments currently totaling
$12.1 million with floating rates based on prime plus a margin. Net draws on these construction and development loan commitments totaled $9.5 million through June 30, 2002.


(6)  RECLASSIFICATIONS

Certain reclassifications have been made in prior years financial statements to conform to the current year's presentation.


(7)  NEW ACCOUNTING PRONOUNCEMENTS

New accounting guidance was issued that will, beginning in 2002, revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but periodically will be reviewed for impairment and will be written down if impaired.
Additional disclosures about intangible assets and goodwill may be required.
The Company does not expect this new guidance to have any effect on its financial statements.

Beginning October 1, 2002, a new accounting pronouncement addressing the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs will become effective. The Company does not expect this new accounting pronouncement to have any effect on its financial statements.

Another new accounting pronouncement becomes effective October 1, 2002 which addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of. The Company does not expect this new accounting pronouncement to have any effect on its financial statements.

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

The Company reported earnings for the third fiscal quarter ended
June 30, 2002
of $2.2 million, compared with $1.1 million for the same quarter a year ago.
Earnings per diluted share for the quarter ended June 30, 2002 were $0.69 per share, up $0.35 per share, from $0.34 per share for the same period in 2001.
For the first nine months of the fiscal year, earnings per diluted share were
$1.89, up $0.94 per share from $0.95 per share for the nine-month period in
2001. Net income for the first nine months of 2002 was $6.0 million, compared with $3.0 million in 2001. Earnings per share and net income for the quarter were up from the previous year's results primarily due to an improved net interest margin and increased non-interest income.

The Company also announced that its board of directors declared a quarterly dividend of $0.09 per share, payable August 15, 2002 to shareholders of record as of July 31, 2002.


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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiary include, but are not limited to, the following:

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

The Company's most liquid assets are cash and cash equivalents, which include federal funds and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing, lending, and investing activities during the given period. At June 30, 2002, cash and cash equivalents totaled $9.8 million.

Mortgage-backed securities and securities available for sale represent a secondary source of liquidity to the Company. The market value of these securities fluctuates with interest rate movements. Net interest income in future periods may be adversely impacted to the extent interest rates increase and these securities are not sold with the proceeds reinvested at higher market rates. The decision of whether to sell the available for sale mortgage-backed securities and securities available for sale or not, is based on a number of factors, including projected funding needs, reinvestment opportunities and the relative cost of alternative liquidity sources.

Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At June 30, 2002, the Bank believes it was in compliance with OTS liquidity requirements.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits for the nine months ended June 30, 2002, were $3.0 million. Net cash used in investing activities for the nine-month period ended June 30, 2002 was $4.4 million. During the period investing activities consisted of loans originated for investment and purchases of mortgage-backed securities and securities, largely offset by principal collections on loans, proceeds from maturities of securities and proceeds from sales of securities, mortgage-backed securities and loans. Cash flows provided by financing activities amounted to $2.6 million for the nine months ended June 30, 2002. Growth in deposits of $36.1 millions was offset by a net decrease in borrowed funds of $30.1 million and the payment of real estate taxes for borrowers.

At June 30, 2002, the Bank had outstanding commitments to fund loans of $10.4 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 2002 totaled $172.2 million.
Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of June 30, 2002, the Company and the
Bank met the capital adequacy requirements to which they are subject. The
Bank's Tangible Equity ratio at June 30, 2002 was 7.78%. The Tier 1 Capital ratio was 7.78%, the Tier 1 Risk-Based ratio was 18.48% and the Total
Risk-Based Capital ratio was 19.06%.

The most recent notification from the federal banking agencies categorized the
Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and
Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.


CHANGES IN FINANCIAL CONDITION

Total assets at June 30, 2002 were $693.0 million, compared to $668.7 million at September 30, 2001.

The increase is due to increases in mortgage-backed securities available for sale, which were funded by loan repayments and growth in deposits. The period purchases were funded from heavy refinance activity in the Bank's loan portfolio as well as the redeployment of the proceeds from the sale of mortgage loans from the held for sale category and supplemented by advances from the
FHLB of Chicago.

Loans receivable, net of allowance for loan losses, decreased
$36.3 million to
$427.9 million at June 30, 2002. While loan demand has remained steady, the low interest rate environment has produced increased repayments. New loans closed, including multi-family and commercial mortgages and loans secured by commercial leases, totaled $131.6 million for the nine months ended June 30,
2002. Loan repayments totaled $129.6 million for the nine months ended June
30, 2002, compared with $112.2 million for the same period in 2001. The
Company continues to offer various loan products, and prices them competitively.

During the first six months, the Company recorded three loan sales to FNMA from the held for sale category. The Company recorded $37.8 million in proceeds from the sale of these fixed-rate 30-year mortgages. These sales generated $643,800 of pre-tax gains and a $126,700 deferred servicing asset. In addition to these sales, operations originated $4.4 million in loans available for sale during the nine month period. These were sold on an individual basis to FHLMC and produced a pre-tax profit of $32,600.

Through deposit retention efforts and the addition of a wholesale jumbo certificate of deposit program, deposits for the nine-month period grew 9% or
$36.1 million to $435.7 million from $399.6 million at September
30, 2001.  The
wholesale CD program generated $32.1 million in deposits with terms of between
12 and 24 months which in general representtermstht are longer and lower in rates that are lower than certificates generated from the Company's retail customers. The Bank also added a new checking product, power-checking, which attracted $13.0 million in its introductory offering period. Other savings products including Passbook 24, a tiered rate premium priced passbook product linked to an ATM card to provide 24 hour-banking convenience which attracted $16.5 million during the first three quarters of fiscal 2002. FHLB advances decreased $30.1 million to $157.2 million at June 30, 2002 from September 30, 2001. A primary contributor to the decrease in borrowed funds is timing of securities purchased. At June 30,
2002, the Bank has commitments of $35.4 million with brokers.

Book value per share on June 30, 2002 was $17.35, compared with $16.30 at
September 30, 2001. The increase in book value per share was attributable to earnings retained, offset by an unrealized decline in market value in the mortgage-backed securities and securities available for sale portfolios.


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

A detailed summary discussing the Company's write-down of the Notes and various continuing lawsuits with respect to the Notes is included in the Company's prior filings with the Securities and Exchange Commission. On February 14, 2000, the Company filed a class action lawsuit in the
Circuit Court of Cook County, Illinois against LaSalle National Bank and affiliates. The trial involving the primary defendants had been rescheduled to begin on June 18, 2001, but has been adjourned without setting a new date.

On May 24, 2002, Taylor Capital Group, Inc. ("Taylor Capital") announced that it filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. The registration statement also covers the proposed offering of trust securities by TAYC Capital Trust I.
Taylor Capital has announced its intent to fund the settlement of the outstanding litigation with the proceeds from the offerings.


ASSET QUALITY

As of June 30, 2002, the Company had non-performing loans of $961,000. The
Bank's non-performing loans at June 30, 2002 included four multi-unit buildings, three single-family residences and one auto and one consumer loan.
There were no assets classified as doubtful.

The Company's ratio of non-performing loans to net loans receivable was 0.22% at June 30, 2002. The low ratio is a result of management's ongoing monitoring and follow-up procedures of delinquent customers. A review of the non-performing loans has established that no specific allowances were necessary.

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


                                     Three Months Ended June 30,
             Nine Months Ended
                                    2002
2001               June 30, 2002
                          ------------------------
-----------------------  ----------------------
                                    Inter- Average
Inter- Average           Inter- Average
                          Average    est    Yield(3)    Average
est   Yield(3)   Average   est    Yield(3)
                                                     (dollars in
thousands)
                          ------------------------
-----------------------  ----------------------
 Interest-earning assets:

 Loans receivable, net      $426,345  7,665   7.19%    511,930
9,532  7.45%    438,199  23,729  7.22%
 Mortgage-backed securities  168,082  2,524   6.01%     14,863
251  6.76%    470,188   6,669  6.04%
 Interest-bearing deposits     1,215      5   1.65%      1,458
15  4.12%      1,458      18  1.65%
 Investment securities and
   federal funds              64,907    998   6.15%     80,938
1,387  6.85%     66,120   3,007  6.06%
                             -------  -----   -----     ------
-----  -----    -------   -----  -----
Total interest-earning
 assets                      660,549 11,192   6.78%    609,189
11,185  7.34%    652,965  33,423  6.82%
Non-interest earning
 assets                       13,530                    13,907
              14,274
                             -------                    ------
             -------
Total assets                $674,079                   623,096
             667,239
                             =======                   =======
             =======

Interest-bearing liabilities:

Deposits:
 Passbook & NOW accounts     166,185    923   2.22%    138,579
1,128  3.26%    162,939   2,999  2.45%
 Money market account         17,734    113   2.55%     11,642
104  3.57%     15,089     313  2.77%
 Certificate accounts        233,454  2,247   3.85%    227,689
3,528  6.20%    230,489   7,330  4.24%
                             -------  -----   -----    -------
-----  -----    -------   -----  -----
Total deposits               417,373  3,283   3.15%    377,910
4,760  5.04%    408,517  10,642  3.47%

Borrowed funds               181,531  2,091   4.61%    176,886
2,808  6.35%    181,644   6,736  4.94%
                             -------  -----   -----    -------
-----  -----    -------   -----  -----
Total interest-bearing
 liabilities                 598,904  5,374   3.59%    554,796
7,568  5.46%    590,161  17,378  3.93%
Non-interest bearing
 deposits                     13,192                     9,155
              13,894
Other liabilities             10,387                    12,738
              12,311
                             -------                   -------
             -------
Total liabilities            622,483                   576,689
             616,366

Stockholders' equity          51,596                    46,407
              50,873
                             -------                   -------
             -------

Total liabilities and
 stockholders' equity       $674,079                   623,096
             667,239
                             =======                   =======
             =======
Net interest
 income/interest rate
 spread (1)                           5,818   3.19%
3,617  1.89%             16,045  2.89%

Net earning assets/net
 interest margin (2)        $ 61,645          3.52%     54,393
    2.37%     62,804          3.28%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                    1.10x                      1.10x
                1.11x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and six month periods are annual-
       ized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE
30, 2002 AND
JUNE 30, 2001

GENERAL.  Earnings per diluted share for the quarter ended June
30, 2002 was
$0.69, an increase of $0.35 from $0.34 for the same period in 2001. Net income for the three months ended June 30, 2002 was $2.2 million, an increase of $1.1 million from the net income of $1.1 million for the three months ended June 30,
2001. Earnings per share and net income for the quarter were up from the previous year's results primarily due to an improved net interest margin and increased non-interest income.

INTEREST INCOME. Income from loans receivable was $7.7 million for the quarter ended June 30, 2002, down from the previous year of $9.5 million. The decrease reflects a combination of less loan volume coupled with lower interest rates.
The average loans outstanding decreased $85.0 million, comparing
June 30, 2002
to June 30, 2001, due to loan sales and high repayment volume. The yield on loans decreased 26 basis points, primarily due to significant refinance activity. Interest income from mortgage-backed securities and investment portfolio increased $1.9 million. The increase in investment income was generated by a $137.2 million increase in the average outstanding investment portfolio, from $95.8 million for the quarter ended June 30, 2001 to $233.0 million for the quarter ended June 30, 2002. The purchases were funded by the proceeds from heavy refinance activity as well as the redeployment of the proceeds from the sale of mortgage loans. Gross interest income remained at
$11.2 million for the three months ended June 30, 2002 and 2001. The Company has been actively managing the loan and investment portfolio in an effort to preserve total interest income in the current interest environment.

INTEREST EXPENSE. The Federal Reserves' actions have resulted in the Company gradually reducing interest costs on both borrowed funds and deposits. Total interest expense for the quarter decreased $2.2 million from $7.6 million the previous year to $5.4 million. Interest expense on deposits decreased $1.5 million, from $4.8 million the previous year to $3.3 million.
The reduced
expense in deposit costs is twofold; the first being the decrease in the overall weighted average of interest bearing accounts. For the quarter ended
June 30, 2002, the weighted average rate was 3.15%, a 189 basis point decrease over the prior quarter of 5.04%. This rate decrease combined with the change in the mix of the deposit base, including non-interest bearing accounts, accounts for the cost savings. Average transaction accounts for the quarter ended June 30, 2002 make-up 47.2% of the total deposit base, compared to 42.2% the same quarter a year ago.

The Company continued to utilize FHLB advances as a reasonable cost source of funds for lending and investment opportunities when required.
The average
borrowings for the quarter ended June 30, 2002 increased slightly to $181.5 million from $176.9 million for the quarter ended June 30, 2001. The interest expense on these borrowed funds fell $717,000 due to a 174 basis point drop in the weighted average cost of borrowed funds.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of
$200,000 and $70,000 for the quarters ended June 30, 2002 and 2001, respectively. The increase was primarily the result of the shift in the composition of the loan portfolio to loans with higher risk. Commercial and construction loans totaled approximately $36 million at June 30, 2002, compared to approximately $15 million one year earlier. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current economic conditions.
As of June 30, 2002, the allowance for loan losses was $1.7 million. The quality of the loan portfolio remains good, with a ratio of 0.22% total non-performing loans to total loans. The ratio of the allowance for loan losses to net loans receivable was 0.39% at June 30, 2002.

NON-INTEREST INCOME.  Non-interest income increased $219,000 or
49.3% to
$663,000 for the third quarter of fiscal 2002. The third quarter of 2002 includes gain on sales of loans and investments totaling
$249,000, compared to
$91,000 the prior year. Also included in non-interest income are commissions from sales of annuity and mutual fund investments that are not FDIC insured, made through INVEST Financial Corporation. These insurance and annuity commissions generated $208,000, a 6.3% decrease compared to the same period in
2001. Fee and other income were up $75,000, due to increased loan servicing and broker fees earned.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended June 30,
2002 increased $539,000 to $2.8 million compared to $2.3 million in 2001. The increase in salaries and employee benefits is a result of normal annual salary increases combined with the costs associated with additional personnel and higher group health insurance premiums. The increase in equipment is a direct result of accelerated depreciation of computer equipment that will be obsolete after December 31, 2002. Management has continued its efforts to control operating expenses.

INCOME TAXES. Income taxes increased $615,000 for the three months ended June
30, 2002 to $1.3 million, compared to $647,000 one-year ago. The increase is due to the income before taxes doubling to $3.5 million for the period June 30,
2002, compared to $1.7 million the quarter ended June 30, 2001.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE
30, 2002 AND
JUNE 30, 2001

GENERAL. For the first nine months of the fiscal year, earnings per diluted share were $1.89, up $0.94 per share from $0.95 per share for the nine-month period in 2001. Net income for the first nine months of 2002 was $6.0 million, compared with $3.0 million in 2001. An improved net interest margin and increased non-interest income were the primary contributors to the increases noted in the current nine-month period.

INTEREST INCOME. The Company continues to strive to preserve total interest income in the current fiscal year, in spite of the low interest rate environment and continued high loan turnover. Total interest income was $33.4 million for the nine months ended June 30, 2002, down just $1.4 million or 3.9% from $34.8 million in 2001.

Income from loans receivable, the chief contributor to interest income, was
$23.7 million for the nine-months ended June 30, 2002, down 20.4% from the prior year. Income from loans receivable fell primarily as a result of a decline in the nine-month outstanding average balances; $438.2 million for the nine-month period ended June 30, 2002, compared with $527.9 million one year earlier. High repayments and loan sales that took place in the latter half of fiscal 2001 and continues into 2002 adversely affected both volume and yield.
Repayments from the first three quarters of fiscal 2002 totaled $129.6 million, compared to $112.2 for the same period in 2001.

The average balance of the securities available for sale portfolios, including mortgage-backed securities increased to $213.3 million for the nine-month period ended June 30, 2002, from $91.0 the same period last fiscal year. Interest generated from mortgage-backed and investment securities for the nine-month period ended June 30, 2002 was $9.7 million, an increase of $4.8 million from the nine-month period ended June 30, 2001. Changes were made to the mix of the investment portfolio to include government and agency, mortgage-backed, corporate and municipal securities. An initiative to maintain earning asset levels resulted in the purchase of mortgage-backed securities with proceeds from repayments and the sale of single-family conforming mortgages.

INTEREST EXPENSE. Total interest expense for the nine months ended June 30,
2002 was $17.4 million, down $6.8 million or 28.2% from $24.2 million for the same period in 2001.

For the nine-months ended June 30, 2002, interest expense on deposits was $10.7 million, down $4.1 million or 27.8% from $14.7 million in 2001. Average interest-bearing deposits increased $32.7 million, or 8.7%, to $408.5 million for the nine-month period in 2002 compared to $375.8 million in 2001. The weighted average cost of deposits decreased 176 basis points. Deposit interest expense declined as the result of lower interest rates and a greater number of transaction accounts in the deposit mix.

Interest expense on borrowed funds declined 28.9% to $6.7 million for the nine months ended June 30, 2002, compared with $9.5 million in 2001.
The decline
was due to maturing borrowed funds being replaced with funds borrowed at lower rates.

PROVISION FOR LOAN LOSSES.  The Company recorded a $450,000
provision for loan
losses during the first nine months of fiscal 2002, compared to a
$180,000
provision in 2001. The increase was the combined result of changes in loan product mix as well as current economic conditions. The adequacy of the loan loss provision is analyzed on a monthly basis. Management considers the changes in the type and volume of the loan portfolio, the specific delinquent loans, the historical loss experience, and the current economic trends, as well as loan growth and other factors deemed appropriate when evaluating the allowance for loan losses.

NON-INTEREST INCOME. Non-interest income was up $1.1 million to $2.4 million for the nine-month period ended June 30, 2002 from $1.3 million in 2001.
During the first nine months of fiscal 2002, the sale of loans and investments produced a $1.2 million pre-tax gain, compared with a $322,000 pre-tax gain in
2001. Insurance and annuity commissions contributed $638,000 for the nine months, up slightly from $625,000 in 2001. Without the gain on the sale of loans and investments, non-interest income for the nine-month period in 2002 was essentially unchanged from 2001.

NON-INTEREST EXPENSE. Non-interest expense increased to $8.4 million for the nine months ended June 30, 2002, compared with $7.1 million in the same period in 2001, up 18.9%. Employee benefits, including higher group health insurance premiums, accelerated depreciation for obsolescence in the Company's computer hardware and software and increased advertising expenses contributed to the increase.

INCOME TAXES. Income taxes increased $1.9 million for the nine-months ended
June 30, 2002 to $3.5 million compared to $1.7 million for the prior year. The
Company's effective income tax rate increased to 37.0% from 35.9% for the nine-month period ended June 30, 2001. The lower effective income tax rate in the prior year was due to the utilization of capital loss carry forwards in connection with the gain on sale of an interest in a real estate investment.

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

                                                     Net
Portfolio Value as a %
                       Net Portfolio Value           of Present
Value of Assets
                 ------------------------------
--------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio
    Change
----------       ---------  --------   --------        ---------
   ---------

 + 300 bp          39,292     (43,299)    (52)%           5.89%
    - 555 bp
 + 200 bp          53,746     (28,846)    (35)%           7.85%
    - 360 bp
 + 100 bp          68,270     (14,322)    (17)%           9.71%
    - 174 bp
     0 bp          82,592                                11.44%
 - 100 bp          92,526       9,934      12 %          12.57%
    + 113 bp
 - 200 bp             --          --       -- %             --%
      --  bp
 - 300 bp             --          --       -- %             --%
      --  bp
-----------------------------------------------------------------
--------------




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

ITEM 2.    CHANGES IN SECURITIES
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
            (a)  Exhibits
                 The following exhibits are either filed as part of this
                 report or are incorporated herein by reference:
                 3.1 Restated Certificate of Incorporations of
Fidelity
                     Bancorp, Inc.  (Incorporated herein by
reference into
                     this document from the exhibits to Form S-1, Registration
                     statement as amended, originally filed on October 28,
                     1993, Registration No. 33-68670.)
                 3.2 Bylaws of Fidelity Bancorp, Inc.. as amended
                     (Incorporated herein by reference into this document from
                     the exhibits to Form S-1, Registration
statement as
                     amended, originally filed on October 28, 1993,
                     Registration No. 33-68670.)
                 4.0 Stock Certificate of Fidelity Bancorp, Inc.
(Incorporated
                     herein by reference into this document from the exhibits
                     to Form S-1, Registration statement as
amended, originally
                     filed on October 28, 1993, Registration No.
33-68670.)
                 4.1 Rights Agreement between the Company and
Harris Trust and
                     Savings Bank, as trustee (including the
related
                     certificate of designations) (Incorporated herein by
                     reference into this document from the
exhibits to Form
                     8-A, filed on February 19, 1997.)
                10.1 Form of Employment Agreement, as amended, between the
                     Fidelity Bancorp, Inc. and Raymond S.
Stolarczyk and
                     Thomas E. Bentel
                10.2 Form of Employment Agreement, as amended, between the
                     Fidelity Federal Savings Bank and Raymond S.
Stolarczyk
                     and Thomas E. Bentel
                10.3 Form of Special Termination Agreement between the Bank and the Fidelity Bancorp, Inc. and Elizabeth
Doolan and
                     various officers
                10.4 Form of Special Termination Agreement between the Bank and the Fidelity Federal Savings Bank. and
Elizabeth Doolan
                     and various officers
                10.5 Form of Special Termination Agreement between the Bank and the Fidelity Bancorp, Inc. and Richard Burns
                10.6 Form of Special Termination Agreement between the Bank and the Fidelity Federal Savings Bank. and
Richard Burns

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
            (a)  Exhibits  (continued)
                10.7 Employee Stock Ownership Plan and Trust
(Incorporated
                     herein by reference into this document from the exhibits
                     to Form 10-K filed on December 9, 1994.)
                10.8 Fidelity Federal Savings Bank Recognition and Retention
                     Plan and Trust  (Incorporated herein by
reference into
                     this document from the exhibits to Form S-1, Registration
                     statement as amended, originally filed on October 28,
                     1993, Registration No. 33-68670.)
                10.9 Amendment dated March 18, 2002 to the
Fidelity Federal
                     Savings Bank Recognition and Retention Plan.
               10.10 Incentive Stock Option Plan . (Incorporated herein by reference into this document from the
exhibits to Form
                     S-8, Registration statement filed on April
20,1994,
                     Registration No. 33-78000.)
               10.11 Amendment dated March 18, 2002 to the
Fidelity Bancorp,
                     Inc., 1993 Incentive Stock Option Plan
               10.12 Fidelity Bancorp, Inc. 1993 Stock Option
Plan for Outside
                     Directors (Incorporated herein by reference into this
                     document from the exhibits to Form S-8,
Registration
                     statement filed on April 20,1994,
Registration No.
                     33-78000.)
               10.13 Amendment dated March 18, 2002 to the
Fidelity Bancorp,
                     Inc. 1993 Stock Option Plan for Outside
Directors
               10.14 Fidelity Federal Savings Bank Employee
Severance
                     Compensation Plan
                99.1 Chief Executive Officer Certification
Pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to
Section 906 of
                     the Sarbanes-Oxley Act of 2002
                99.2 Chief Financial Officer Certification
Pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to
Section 906 of
                     the Sarbanes-Oxley Act of 2002


            (b)  Reports on Form 8-K
                 None.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Fidelity Bancorp, Inc.



Dated:      August 14, 2002              /s/  RAYMOND S.
STOLARCZYK

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