Form 10-K
period 2002-09-30
FIDELITY BANCORP INC /DE/
filed 2002-12-30
CIK 912219

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-K

                Annual Report Pursuant to Section 13 of the
                      Securities Exchange Act of 1934

                For the fiscal year ended September 30, 2002

                       Commission file number 1-12753

                           FIDELITY BANCORP, INC.


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [ X ]

Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes              No   X

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $54,247,887 and is based upon the last sales price as quoted on Nasdaq Stock Market for March 31, 2002.

The number of shares of Common Stock outstanding as of December 23, 2002:
3,091,515

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on February 12, 2003 are incorporated by reference into Part III hereof.
===============================================================================

ITEM 1.   BUSINESS

GENERAL

On December 3, 1993, Fidelity Bancorp, Inc., a Delaware corporation (the "Company"), completed its public offering and became the holding company for Fidelity Federal Savings Bank (the "Bank") as part of the Bank's conversion from a federally chartered mutual savings bank to a federally-chartered stock savings bank. The Company's common stock is listed on the national market tier of the Nasdaq Stock Market and trades under the symbol "FBCI".

Originally organized in 1906, the Bank conducts its business through its main office and four full-service branch offices, located in Chicago, Franklin Park, and Schaumburg, Illinois. The Bank's results of operations are dependent on net interest income, which is the difference between interest earned on its loan and investment portfolios, and its cost of funds, consisting of interest paid on deposits and Federal Home Loan Bank ("FHLB") advances. In addition to traditional mortgage, commercial, and construction loans, consumer loans, and retail banking products, the Bank generates non-interest income such as transactional fees, and fees and commissions from its full-service securities brokerage services offered through INVEST Financial Corporation ("INVEST") as well as insurance and annuity products. The brokerage services, as well as the insurance and annuity products, are offered through Fidelity Corporation, a wholly owned subsidiary. The Bank's operating expenses primarily consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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


RECENT DEVELOPMENTS

On December 17, 2002, the Company announced that it has agreed to be acquired by MAF Bancorp, Inc. ("MAF") in an all-stock transaction with a fixed exchange ratio. Based on the closing price of MAF's common stock on December 16, 2002, the transaction is valued at $101.4 million. Pursuant to an Agreement and Plan of Reorganization ("Merger Agreement") between the two companies, the Company will merge into MAF, with MAF to be the surviving corporation. As a result of the merger, each issued and outstanding share of the Company's common stock will be converted into the right to receive 0.89 shares of MAF common stock. The transaction, which is subject to regulatory approvals and approval by a majority of the holders of the Company's common stock as well as other conditions, is structured to be tax-free to stockholders of the Company.

Subject to the terms and conditions of the Merger Agreement, if, during a period prior to closing, (1) the average trading price of MAF common stock drops more than 17.5% compared to the closing price of MAF common stock next determined after the announcement of the transaction, and (2) such drop in MAF common stock trading price exceeds by more than 17.5 percentage points the change in value of a weighted-average index of financial institution holding company stocks over comparable periods, the Company may terminate the agreement. In the event the merger is not consummated under certain circumstances, the Company has agreed to pay MAF a termination fee of $4.5 million. MAF has agreed to pay the Company a termination fee of $1 million if Fidelity exercises rights to terminate under certain circumstances.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," "estimate," "may," "would, "could," "should" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to:

- The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

- The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

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

- Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in this Annual Report on Form 10-K and the Company's other filings with the Securities Exchange Commission.

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

                                                                Net Book Value
                                          Original Date         of Property or          Leased
                                             Leased or      Leasehold Improvements        or
             Location                        Acquired        at September 30, 2002      Owned
                                                                (In thousands)
EXECUTIVE AND HOME OFFICE:                 Various dates
  5455 W. Belmont Ave.                     commencing in
  Chicago, IL  60641                           1955               $ 1,063              Owned

BRANCHES:
  Higgins Branch
    6360 W. Higgins Road
    Chicago, IL  60630                         1984                   431              Owned
  Franklin Park Branch
    10227 W. Grand Ave.
    Franklin Park, IL  60131                   1980                    35              Leased
  Schaumburg Branch
    2425 W. Schaumburg Road
    Schaumburg, IL 60194                       1995                   879              Leased
  Harlem Avenue Branch
    3940 N. Harlem Ave.
    Chicago, IL  60634                         1995                   368              Owned
                                                                  -------

                                                                  $ 2,776
                                                                  =======


Item 3.   LEGAL PROCEEDINGS

As of September 30, 2002, neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business. Such proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "FBCI". As of December 1, 2002 the Company had approximately 445 stockholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as reported on the Nasdaq Stock Market and does not necessarily reflect retail markups, markdowns, or commissions:

                                       2002                    2001
                                  High        Low         High       Low

First Quarter                    $20.17      $15.33      $12.54      $11.75
Second Quarter                    20.25       18.20       14.25       12.50
Third Quarter                     22.50       18.90       15.06       13.90
Fourth Quarter                    22.50       20.80       16.77       14.83

All share prices have been adjusted to reflect a 3-for-2 stock split to be effected in the form of a stock dividend to common stockholders declared on January 22, 2002.

The Board of Directors declared per share dividends aggregating $0.35 and $0.32 during fiscal 2002 and 2001, respectively. In addition, the Board of Directors declared a regular quarterly dividend of $0.10 per share, payable on November 15, 2002 to stockholders of record as of October 31, 2002.

The Company currently has an Incentive Stock Option Plan and Stock Option Plan for Outside Directors under which equity securities of the Company are authorized for issuance. The following table provides certain information regarding such plans:


                                            Equity Compensation Plan Information

                                                                       Number of securities
                                                                               remaining available for
                                                                               future issuance under
                             Number of securities to    Weighted - average     equity compensation plans
                             be issued upon exercise    exercise price of      (excluding securities
                             of outstanding options     outstanding options    reflected in column (a))
Plan category                     (a)                    (b)                    (c)
--------------------      ---------------------   ------------------   ---------------------
Equity compensation plans
  approved by securities
  holders                     276,113                    3.73                    -

Equity compensation plans
  not approved by
  securities holders               -                       -                     -
--------------------      ---------------------   ------------------   ---------------------
                              276,113                    3.73                    -
====================      =====================   ==================   =====================


The Company also has an Employee Stock Ownership Plan for which no information is included in the foregoing table. Further information regarding all three plans can be found in Footnote (13) to the Consolidated Financial Statements of the Company included in Item 8 of this Annual Report on Form 10-K.


Item 6.   SELECTED FINANCIAL DATA

The following table sets forth certain financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                                     At and For the Years Ended September 30,
                                     2002     2001     2000    1999     1998
                                  (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest income                   $ 43,840   46,454   43,851   39,294   36,127
Interest expense                    22,242   31,461   29,112   23,762   21,836
                                    ------   ------   ------   ------   ------
Net interest income before
  provision for loan losses         21,598   14,993   14,739   15,532   14,291
Provision for loan losses              600      295      180      165      181
                                    ------   ------   ------   ------   ------
Net interest income after
  provision for loan losses         20,998   14,698   14,559   15,367   14,110

Non-interest income:

  Fees and commissions                 670      457      452      374      332
  Insurance and annuity commissions    863      820    1,063      721      717
  Gain on sale of securities         1,122      231       -        -        -
  Gain on sale of loans                690      640       -        -        -
  Other                                 41      159       53       51       58
                                    ------   ------    -----    -----    -----
Total non-interest income            3,386    2,307    1,568    1,146    1,107
Non-interest expense                11,697    9,700    9,320    9,840    9,218
                                    ------   ------   ------   ------   ------
Income before income taxes          12,687    7,305    6,807    6,673    5,999
Income tax expense                   4,684    2,433    2,565    2,543    2,219
                                    ------   ------   ------   ------   ------
Net income                         $ 8,003    4,872    4,242    4,130    3,780
                                    ======   ======   ======   ======   ======


SELECTED FINANCIAL CONDITION DATA:

                                     At and For the Years Ended September 30,
                                     2002     2001     2000    1999     1998
                                  (Dollars in thousands, except per share data)

Total assets                     $ 698,915  668,706  637,031  599,281  513,563
Loans receivable, net              414,685  422,980  534,277  507,557  425,608
Loans held for sale                     83   41,219       -        -        -
Mortgage-backed securities
  held to maturity                      -        -     2,901    3,585   11,177
Mortgage-backed securities
  available for sale               216,505  127,685       -        -        -
Securities available for sale       22,396   42,006   74,366   66,070   58,979
Deposits                           434,134  399,619  381,433  357,016  330,670
Borrowed funds                     180,650  187,345  205,150  186,250  121,400
Stockholders' equity                55,991   49,384   42,803   42,021   48,597



                                            At and For the Years Ended September 30,
                                              2002   2001     2000    1999      1998

SELECTED FINANCIAL RATIOS AND OTHER DATA

Return on average assets                      1.20%   0.77%    0.70%    0.74%    0.76%

Return on average stockholders' equity       15.39   11.11    10.17     9.42     7.30

Average stockholders' equity to
  average assets                              7.82    6.90     6.90     7.89    10.46

Stockholders' equity to total assets          8.01    7.39     6.72     7.01     9.46

Efficiency ratio                             46.82   56.07    57.15    59.00    59.86

Interest rate spread during period            2.93    1.95     2.06     2.43     2.38

Net interest margin                           3.32    2.41     2.49     2.87     2.98

ASSET QUALITY RATIOS:
Non-performing loans to loans
  receivable, net                             0.56    0.16     0.07     0.07     0.20

Non-performing assets to total assets         0.39    0.10     0.06     0.06     0.19

Net charge-offs (recoveries) to
  average loans                                 -       -        -     (0.05)    0.01

Allowance for loan losses to total loans      0.44    0.29     0.18     0.15     0.14

Allowance for loan losses to
  non-performing loans                      140.81  182.57   250.66   227.41    71.12



REGULATORY CAPITAL RATIOS (Bank only):
Tangible                                      8.07    7.51     6.95     6.89     8.91
Core                                          8.07    7.51     6.95     6.89     8.91
Risk-based                                   17.29   17.65    14.55    14.71    18.99

OTHER DATA:
Loan originations                         $159,024 140,139  110,184  196,859  142,788

Number of deposit accounts                  23,676  24,493   25,356   24,524   21,193

Book value per share outstanding (1)      $  18.17   16.29    14.09    12.69    12.51

Earnings per share - diluted (1)          $   2.49    1.54     1.31     1.17     0.89

Cash dividends declared per share (1)         0.35    0.32     0.31     0.29     0.25

Dividend payout ratio                        13.41%  19.88%   22.79%   23.51%   37.50%


(1) All share prices have been adjusted to reflect a 3-for-2 stock split to be effected in the form of a stock dividend to common stockholders declared on January 22, 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

GENERAL. Net income for the year ended September 30, 2002 was $8.0 million, or $2.49 per diluted share ($2.61 per basic share), an increase of 64.3% over the prior year. Diluted earnings per share increased by 61.7% over the $1.54 recorded in fiscal 2001 as a result of higher net income. Earnings per share and net income for the year were up from the previous year's results primarily due to an improved net interest margin and an increase in non-interest income, partially offset by an increase in non-interest expense.

NET INTEREST INCOME. The Bank's core earnings, net interest income, are the primary source of earnings for the Company. Net interest income consists of interest income on loans, mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income for the year was $21.6 million, compared to $15.0 million in fiscal 2001. The Company's average interest-earning assets increased 4.6%, or $28.6 million, to $651.1 million for the year ended September 30, 2002 from $622.5 million for the prior year. The Company's net interest margin improved to 3.32% for the year ended September 30, 2002, compared to 2.41% in 2001.

Despite some of the lowest interest rates seen in 40 years and record refinancings of higher yielding loans, interest income was preserved. For the year ended September 30, 2002 interest income totaled $43.8 million, a decrease of $2.6 million from 2001. Interest income on loans, the largest component of interest-earning assets, decreased $8.1 million from the prior year to $31.3 million. The average loan portfolio decreased $99.1 million in fiscal 2002, primarily due to both the sale of $90.7 million loans in September 2001, October, December, and January, as well as record refinancings as consumers looked to take advantage of the lower interest rates. The average yield on loans decreased just 15 basis points from 7.52% in fiscal 2001 to 7.37% for the year ended September 30, 2002.

The average balance of the investment portfolio more than doubled to $225.6 million to maintain the planned level of interest earning assets. Interest generated from mortgage-backed and investment securities for the year ended September 30, 2002 was $12.5 million, an increase of $5.5 million over the year ended September 30, 2001. The yield on the securities portfolio was significantly immediately impacted by the Fed's reduction in interest rates, however volume was adjusted accordingly to maintain the income levels and benefit from the lower cost of funds. As securities matured and or repriced they were replaced with current yielding investments.

Interest expense for the year totaled $22.2 million, a decrease of $9.3 million from the prior year of $31.5 million. The decrease in interest expense was the result of a 171 basis point reduction in the average cost of interest-bearing liabilities, from 5.51% in 2001 to 3.80%. This rate benefit was offset slightly by the increase in interest-bearing liabilities volume of $14.8 million, or 2.6%. Interest expense on deposit accounts decreased $5.5 million to $13.7 million for the year. Average interest-bearing deposits increased $34.4 million to $410.9 million for the year ended September 30, 2002. This growth was primarily the result of the implementation of a wholesale CD program network as well as the introduction of a new checking product.

The Company recorded interest expense on borrowed funds of $8.6 million for the year ended September 30, 2002, on an average balance of $175.0 million at an average cost of 4.91%. This compares to interest expense of $12.3 million on an average balance of $194.5 million, at an average cost of 6.34% for 2001.
The decrease in the average balance from 2001 was due to increased funds generated from deposit growth.

PROVISION FOR LOAN LOSSES. Based on management's evaluation of the loan portfolio, a provision for loan losses of $600,000 was recorded during the year ended September 30, 2002. The provision for loan losses was $295,000 for fiscal 2001. Pursuant to Company policy, management evaluates its loan portfolio quarterly in conjunction with a number of factors, including the current level of non-performing loans, loan portfolio mix changes, and general economic conditions. At September 30, 2002 the ratio of non-performing loans to total loans was 0.56%. Given the modest economic decline in the Chicagoland/Midwest market, combined with the current unemployment rate, and the planned shift in the loan portfolio mix, management believes that the increase was necessary and the allowance is adequate, although there can be no assurances that losses will not exceed estimated amounts. The Company's residential loans without income verification have increased 19.2%, or $28.6 million over the prior year to $177.5 million at September 30, 2002. In addition, the Company began a program to originate commercial loans secured by leases. At September 30, 2002, these loans amounted to $16.3 million.

NON-INTEREST INCOME. Total non-interest income consisting of fees earned on products and services and gains and losses from sale of loans and investments was $3.4 million, for the fiscal year ended September 30, 2002, a $1.1 million increase, or 46.8%, over 2001. At September 30, 2001, the Bank had classified $41.2 million of higher coupon single family loans as held for sale. These were sold throughout fiscal 2002 to FNMA, generating gains of $643,800. In addition to these, the Bank originated $4.3 million in longer term fixed rate loans throughout fiscal 2002 that were sold on a loan-by-loan basis to FHLMC. The sale of these loans generated gains of $46,600. The Company had net gains on the sales of securities of $1.1 million in 2002, compared to $231,000 in 2001. Net gains were generated by the sale of mortgage-backed securities, corporate and municipal bonds.

Annuity and insurance product sales remain another source of non-interest income. Through its relationship with INVEST, the Bank offers non-traditional investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue from insurance and annuity sales increased $43,000 to $863,000 from $820,000 for the year ended September 30, 2001. Sales of annuities and insurance products remained strong despite the reductions in the rate of commission earned.

Other non-interest income in 2001 included $106,000 from the sale of the Bank's subsidiary's interest in a real estate investment. Absent this gain, other income has remained stable from year to year.

NON-INTEREST EXPENSE. Total non-interest expense for the year ended September 30, 2002 was $11.7 million, an increase of $2.0 million or 20.6%, from the prior year.

Salaries and benefits, the largest portion of non-interest expense, increased $966,000 to $6.5 million for fiscal 2002 from $5.6 million for fiscal year 2001. The 17.3% increase can be attributed to a combination of increased compensation due to normal salary increases, higher employee benefit costs, primarily due to medical insurance increases, and additional amounts accrued to the Supplemental Executive Retirement Plan based on updated actuarial calculations.

Office occupancy and equipment expenses were $2.0 million for the year ended September 30, 2002 compared to $1.7 million for 2001. The increase is entirely made up of the accelerated deprecation on certain computer hardware and software that has become obsolete due to continual vendor upgrades, thereby no longer supporting prior editions.

Advertising and promotion expense increased $107,000 to $550,000 for the year ended September 30, 2002. The increase reflects increased spending on media campaigns. Additionally, the 2002 expenses include start-up costs associated with preparing for the launching of on-line banking and introducing a debit card.

Other non-interest expense increased $566,000 to $2.1 million for the year ended September 30, 2002 compared to $1.5 million the prior year. Increased general and administrative costs account for 44%, or $249,000 of the increase, and the remainder was primarily legal and consulting fees associated with strategic planning for new initiatives.

INCOME TAX EXPENSE. The Company recorded a provision for income taxes of $4.7 million for the year ended September 30, 2002, a $2.3 million increase above the prior year's $2.4 million. The Company's effective income tax rate increased to 36.9% compared to 33.3% for the year ended September 30, 2001. The lower effective income tax rate in the prior year was due to the utilization of capital loss carry forwards in connection with the gain on sale of an interest in a real estate investment.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

GENERAL. Diluted earnings per share increased by 17.9% over the $1.31 recorded in fiscal 2000 as a result of higher net income. Net income increased as a result of an increase in both net interest and non-interest income.

NET INTEREST INCOME. Net interest income for the year was $15.0 million, compared to $14.7 million in fiscal 2000. The Company's average interest-earning assets increased to $622.5 million for the year ended September 30, 2001 from $592.8 million for the year ended September 30, 2000, an increase of $29.7 million, or 5.0%, while the Company's net interest margin declined to 2.41% for the year ended September 30, 2001, compared to 2.49% one year ago.

Interest income for the year ended September 30, 2001 totaled $46.5 million, an increase of $2.6 million over the year ended September 30, 2000. The average balance of the investment portfolio increased to $98.5 million. Interest generated from mortgage-backed and investment securities for the year ended September 30, 2001 was $7.0 million, an increase of $1.6 million over the year ended September 30, 2000. Changes in the mix of the investment portfolio to include government and agency, mortgage-backed, corporate and municipal securities increased the weighted average yield 19 basis points to 7.15%. Interest income on loans increased $1.0 million from the prior year to $39.3 million. The average loan portfolio increased $9.7 million in fiscal 2001.
The average yield on loans increased to 7.52% for the year ended September 30, 2001 from 7.47% for the year ended September 30, 2000.

Interest expense for the year totaled $31.5 million, an increase of $2.3 million over the prior year. The increase in interest expense was impacted by the increase in the average cost of interest-bearing liabilities to 5.51% from 5.34%. Interest expense on deposit accounts increased $1.1 million to $19.1 million for the year. Average interest-bearing deposits increased $11.7 million to $376.5 million for the year ended September 30, 2001. Increased competition for deposits required payment of higher deposit rates to retain and attract deposits.

For the year ended September 30, 2001, the Company recorded interest expense on borrowed funds of $12.3 million on an average balance of $194.5 million for an average cost of 6.34%. This compares to interest expense of $11.1 million on an average balance of $180.7 million, or an average cost of 6.16% for 2000. The increase in the average balance from 2000 was due to increased funding needs for loan originations and purchases of securities. The increase in the cost of funds was due to heavier borrowings in the first half of the year, when short-term borrowing rates were higher.

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

NON-INTEREST INCOME. Total non-interest income for the year ended September 30, 2001 was $2.3 million, a $739,000 increase, or 47.1%, over 2000. The
Company capitalized on the opportunities in the current interest rate environment by selling loans that were likely to repay, therefore recognizing a gain of $618,000. Additional gains of $231,000 from the sale of investment securities, and $106,000 from the sale of the Bank's subsidiary's interest in a real estate investment were reported. Annuity and insurance product sales remain another source of non-interest income. Commission revenue from insurance and annuity sales decreased $243,000 to $820,000 from $1.1 million for the year ended September 30, 2000. Uncertainties regarding the stock market and lower interest rates contributed to lower sales volumes for the year ended September 30, 2001.

NON-INTEREST EXPENSE. Total non-interest expense for the year ended September 30, 2001 was $ 9.7 million, an increase of $380,000, or 4.1%, over the prior year. The operating expense to average assets ratio remained stable at 1.53% for 2001 compared to 1.54% in 2000.

Salaries and benefits increased $247,000 to $5.6 million for fiscal 2001 from $5.3 million for fiscal year 2000. While ESOP expense decreased, compensation increased due to normal salary increases. In addition, employee benefit costs, primarily medical insurance costs, contributed to the 4.6% increase.

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


Years ended September 30,                 2002 Compared to 2001       2001 Compared to 2000
                                       Increase (Decrease)Due to    Increase (Decrease) Due to

                                       Volume     Rate      Total    Volume     Rate     Total
                                                     (in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net             $(7,325)     (743)    (8,068)       729     279     1,008
  Mortgage-backed securities          7,887      (323)     7,564        982       2       984
  Interest-earning deposits              23       (57)       (34)        12       5        17
  Securities available for
  sale and federal funds sold          (681)   (1,395)    (2,076)       446     148       594
                                      ------    ------     ------     -----    -----    -----
TOTAL                               $   (96)   (2,518)    (2,614)     2,169     434     2,603
                                      ======    ======     ======     =====    =====    =====

INTEREST-BEARING LIABILITIES:
  Passbook and NOW accounts         $   732    (1,739)    (1,007)        20     (289)    (269)
  Money Market accounts                 132      (127)         5        (90)     (32)    (122)
  Certificate accounts                  381    (4,844)    (4,463)       819      701    1,520
  Borrowed funds                     (1,154)   (2,600)    (3,754)       874      346    1,220
                                      ------    ------     ------     -----    -----    -----
Total                               $    91    (9,310)    (9,219)     1,623      726    2,349
                                      ======    ======     ======     =====    =====    =====

Net change in net interest income                        $ 6,605                          254
                                                          ======                        =====


AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or labilities, respectively, for the years shown. Average balances are derived from average daily balances. The yields/costs include fees, which are considered adjustments to yields. Any unamortized costs on loans are also adjustments to the yield.

For years ended September 30,                2002                         2001                         2000
                                                       Average                     Average                    Average
                                      Average           Yield/    Average           Yield/    Average           Yield/
                                      Balance  Interest  Cost     Balance  Interest  Cost     Balance  Interest  Cost
                                                                (dollars in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net             $ 424,011   31,269   7.37%  $ 523,153   39,337   7.52%  $ 513,437   38,329   7.47%
  Mortgage-backed securities          154,420    8,787   5.69%     16,804    1,223   7.28%      3,307      239   7.23%
  Interest-earning deposits             1,483       24   1.62%        941       58   6.16%        734       41   5.59%
  Securities available for sale
    and federal funds sold (3)         71,230    3,760   5.28%     81,650    5,836   7.15%     75,367    5,242   6.96%
                                      -------   ------   ----     -------   ------   ----    --------  -------   ----
Total interest-earning assets         651,144   43,840   6.73%  $ 622,548   46,454   7.46%  $ 592,845   43,851   7.40%

Non-interest earning assets            14,203                      12,937                      11,153
                                       ------                     -------                     -------
Total assets                        $ 665,347                   $ 635,485                   $ 603,998
                                      =======                     =======                     =======

INTEREST-BEARING LIABILITIES:
  Deposits:
    Passbook and NOW accounts         163,532    3,861   2.36%    139,869    4,868   3.48%    139,330    5,137   3.69%
    Money market accounts              16,177      428   2.65%     11,820      423   3.58%     14,284      545   3.82%
    Certificate accounts              231,176    9,367   4.05%    224,822   13,830   6.15%    211,174   12,310   5.83%
                                      -------    -----   ----     -------   ------   ----    --------   ------   ----
  Total deposits                      410,885   13,656   3.32%    376,511   19,121   5.08%    364,788   17,992   4.93%

  Borrowed funds                      174,983    8,586   4.91%    194,545   12,340   6.34%    180,651   11,120   6.16%
                                      -------    -----   ----     -------   ------   ----    --------   ------   ----
Total interest-bearing liabilities    585,868   22,242   3.80%    571,056   31,461   5.51%    545,439   29,112   5.34%
Non-interest bearing deposits          13,689                       8,213                       6,452
Other liabilities                      13,792                      12,374                      10,402
                                       ------                     -------                     -------
Total liabilities                     613,349                     591,643                     562,293
Stockholders' equity                   51,998                      43,842                      41,705
                                      -------                     -------                     -------
Total liabilities and stockholders'
  equity                            $ 665,347                   $ 635,485                   $ 603,998
                                      =======                     =======                     =======

Net interest income/interest rate
  spread (1)                                    21,598   2.93%              14,993   1.95%              14,739   2.06%
                                                ======   ====               ======   ====               ======   ====

Net earning assets/net interest
  margin (2)                        $  65,276            3.32%     51,492            2.41%     47,406            2.49%
                                      =======            ====     =======            ====     =======            ====
Ratio of interest-earning assets to
  interest-bearing liabilities           1.11x                       1.09x                       1.09x
                                      =======                     =======                     =======

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

(3) Municipal bond yields included in Securities Available for Sale category above are not tax effected.

REVIEW OF FINANCIAL CONDITION

Total assets increased $30.2 million to $698.9 million at September 30, 2002, compared to $668.7 million at September 30, 2001. The increase was primarily due to purchases of securities, funded by the proceeds of $42.8 million in single-family mortgage sales, loan prepayments, and growth in the deposit base. Management expects growth in total assets to increase slowly in 2003, as prepayments in loans receivable are expected to slow. The Bank's loan portfolio is projected to expand through loan originations funded from either mortgaged-backed securities sales proceeds, increased deposits, or borrowings.

Cash and cash equivalents amounted to $5.0 million at September 30, 2002, compared to $8.6 million a year earlier.

At September 30, 2002, the Bank held $32.0 million in stock in the FHLB of Chicago, compared to $18.1 million at September 30, 2001. Of the increase, $1.2 million represents dividends received in the form of stock and the remaining $12.7 million represents discretionary purchases made to enhance its overall yield of interest-earning assets, as dividend rates on the FHLB of Chicago stock over the past quarters have been well above the short-term US. Treasury rates. Discretionary investments in the stock of the FHLB of Chicago can be redeemed upon request at par value.

Securities and mortgage-backed securities classified as available for sale totaled $238.9 million at September 30, 2002, compared to $169.7 million at September 30, 2001. These investments classified as available for sale represent a secondary source of liquidity to the Bank and the Company. The market value of these securities fluctuates with interest rate movements. Net interest income in future periods may be adversely impacted to the extent interest rates increase and these securities are not sold with the proceeds reinvested at higher market rates. Investment purchases were funded by the proceeds from heavy refinance activity in the Bank's loan portfolio as well as the redeployment of the proceeds from the sale of mortgage loans. The decision whether to sell the available for sale securities or not, is based on a number of factors, including projected funding needs, reinvestment opportunities and the relative cost of alternative liquidity sources.

Loans receivable decreased 2.0%, or $8.3 million to $414.7 million from $423.0 million at September 30, 2001. The changing interest rate environment, with rapid decreases in prime beginning in January 2001 and continuing through the current fiscal year, prompted management to evaluate the loan and investment portfolios. Falling interest rates triggered significant prepayment and refinance activity. Repayments on loans receivable increased 14.0% from $155.5 million in fiscal 2001 to $177.4 million for the year ended September 30, 2002. The Bank originated $159.0 million of loans to be held in portfolio, along with the purchase of $11.1 million. The average yield on net loans receivable declined just 15 basis points from 7.52% in fiscal year 2001, to 7.37% in 2002 due in part to the active management of the loan portfolio.

Deposits increased 8.6%, or $34.5 million to $434.1 million at September 30, 2002, compared to $399.6 million at September 30, 2001. Through deposit retention efforts and the addition of a wholesale jumbo certificate of deposit program, net certificates of deposit increased 6.0% throughout the year and were $235.8 million at September 30, 2002, compared to $222.4 million at September 30, 2001. The wholesale CD program generated $32.1 million in deposits with terms of between 12 and 24 months, which represent terms that are generally longer and rates that are lower than certificates generated from the Bank's retail customers. The Bank also added a new checking product, power-checking, which attracted $13.0 million in its introductory offering period. Other savings products including Passbook 24, a tiered rate premium priced passbook product linked to an ATM card to provide 24 hour-banking convenience which attracted $16.7 million during the 2002 fiscal year. Savings and transaction accounts at September 30, 2002 amounted to $198.3 million, compared to $177.2 million at September 30, 2001. The interest rates offered on deposit products continue to be priced competitively in order to attract deposits when alternative investment products and savings competition is significant within the Bank's market areas.

Borrowed funds decreased $6.7 million, or 3.6%, to $180.7 million at September 30, 2002. The Bank utilized the proceeds of loan prepayments and growth in deposits to repay FHLB advances. Of the FHLB of Chicago advances at September 30, 2002, $75.0 million, with a weighted average term to maturity of 2.9 years, contain various call provisions, with a weighted average term to call of 1.1 years. The calls are most likely exercised by the issuer in a period of rising interest rates.

Stockholders' equity of the Company grew to $56.0 million at September 30, 2002, compared to $49.4 million at September 30, 2001, an increase of $6.6 million. The net increase in stockholders' equity was primarily due to net income of $8.0 million, offset by $1.1 million payment of cash dividends. On January 22, 2002, the Company declared a 3-for-2 stock split effected in the form of a stock dividend to common stockholders and issued 1,891,114 shares.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, borrowings, and proceeds from principal and interest on loans and securities. While maturities and scheduled amortization of loan and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles and economic conditions. The Bank generally manages the pricing of its deposits to be competitive and increase core deposit relationships. The Bank utilizes particular sources of funds based on comparative costs and availability.

The Company's most liquid assets are cash and cash equivalents, which include federal funds and interest-bearing deposits. The level of these assets is dependent on the Company's operating, investing and lending, and financing activities during any given period. At September 30, 2002 and 2001, cash and cash equivalents totaled $5.0 million and $8.6 million, respectively.

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

Net cash provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and gains realized from the sale of loans and securities, was $6.7 million for the year ended September 30, 2002. During the year, $36.3 million was used in investing activities, consisting primarily of loan originations and purchases of securities, largely offset by principal collections on loans, proceeds from maturities of securities and proceeds from sales of securities and loans. Net cash provided by financing activities amounted to $26.1 million for the year ended September 30, 2002, primarily from the growth in deposits.

At September 30, 2002, the Company believed it had sufficient cash to fund its outstanding commitments, or would be able to obtain the necessary funds from outside sources to meet its cash needs. The following table discloses contractual obligations and commercial commitments of the Company as of September 30, 2002:

                                              Payments Due by Period
                                       Less than 1
                              Total      Year       1 to 3 Years  4 to 5 Years  After 5 Years
                                                          (in thousands)

FHLB of Chicago Advances   $ 178,700      73,700       85,000           --           20,000
Unsecured bank term
   line of credit              7,000       7,000          --            --              --
Operating Leases                 839         136          432            271            --
                            --------      ------       ------         ------        -------
Total contractual cash
   obligations             $ 186,539      80,836       85,432            271         20,000
                            ========      ======       ======         ======        =======

The following table lists the off-balance sheet commitments of the Company and the Bank as of September 30, 2002:

                                              Amount of Commitment Expiring per Period
                                       Less than 1
                              Total      Year       1 to 3 Years  4 to 5 Years  After 5 Years
                                                          (in thousands)

Mortgage loan commitments   $  10,678      10,678          --            --             --
Unused equity lines of
  credit balances               3,704       3,704          --            --             --
Consumer overdraft
  protection                      254         254          --            --             --
Commercial loans secured by
  leases commitments            2,538       2,538          --            --             --
Commercial loans in process     6,899       6,744         155            --             --
Letters of credit                 395         395          --            --             --
Commercial business lines       1,072       1,072          --            --             --
                             --------      ------       ------         ------        ------
Total other commitments     $  25,540      25,385          155           --             --
                             ========      ======       ======         ======        ======

LENDING ACTIVITIES

LOANS AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At September 30, 2002, the gross loans receivable portfolio was $414.3 million, of which $249.0 million were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 48.5% were fixed-rate and 51.5% were adjustable-rate mortgage ("ARM") loans. During the year, the Bank sold $42.1 million of single-family mortgage loans to Federal Home Loan Mortgage

Corporation ("FHLMC") and to Federal National Mortgage Association ("FNMA"). The remainder of the loan portfolio at September 30, 2002 consisted of $117.8 million of multi-family mortgage loans, $3.4 million in commercial real estate, $13.8 million in construction loans, $16.3 million in commercial loans secured by leases, and $13.9 million of consumer loans. Consumer loans consisted primarily of home equity and second mortgage loans.

Beginning 1994, the Bank expanded its delivery system for mortgage loans to include third party originators ("TPOs"), which are mortgage brokers that have agreed to originate loans for the Bank's portfolio. The loan department continues to seek and sign agreements with new TPOs. At September 30, 2002, the Bank had a network of 95 TPOs. The TPO program produced $107.7 million or 91.0% of the one- to four-family and multi-family mortgage loan originations in 2002. The Bank originated $10.6 million in one- to four-family and multi-family mortgage loans, $7.3 million in commercial and construction loans, $23.7 million in commercial loans secured by leases, and $9.7 million in consumer loans for a total of $159.0 million in new loans; a 13.5% increase from the year ended September 30, 2001.

In 1996, the Bank began offering certain residential loans without income verification. The Bank also offers a similar program for people who typically are self-employed. The Bank also grants loans to applicants with less than perfect credit and higher debt to income ratios than secondary market conforming standards. In all other respects the loans are originated in the same manner as a conventional loan. The Bank originated $94.7 million of these loans during fiscal 2002. At September 30, 2002, the loan portfolio included $177.5 million of these loans.

Beginning in fiscal 2002, the Bank began offering commercial loans secured by leases. These commercial loans secured by leases generally involve terms of 20 to 60 months to finance equipment. The leases include primarily Fortune 1000 and other major companies in good financial condition. The rates for commercial leases are at a premium over rates on U.S. Treasury securities with comparable maturities. At September 30, 2002, commercial loans secured by leases were $16.3 million, or 3.3% of total loans receivable.

Loan origination standards of the Bank generally conform to the requirements for sale to the FHLMC and FNMA. During the year ended September 30, 2002, the Bank sold mortgage loans totaling $4.9 million and $37.1 million to the FHLMC and FNMA, respectively. At September 30, 2002, the unpaid balance of total mortgage loans sold to the FHLMC and FNMA and serviced by the Bank was $8.7 million and $46.6 million respectively.

The Bank's investment policy permits investment in mortgage-backed securities. The Bank purchases FHLMC Gold, GNMA II, and FNMA mortgage-backed securities to coincide with its ongoing asset/liability management objectives and to supplement its own loan origination program. The mortgage-backed securities owned by the Bank are issued by FNMA, FHLMC or GNMA and are collateralized with generic pools of single-family mortgages. With respect to prepayment risk, these securities are likely to exhibit substantially the same characteristics as the whole loans owned by the Bank. Prepayments are not expected to have a material effect on the yield or the recoverability of the carrying amounts of these securities. At September 30, 2002, the total cost of mortgage-backed securities was $215.5 million with a fair value of $216.5 million, resulting in an unrealized gain of $1.0 million.

The following table sets forth the composition of the loan portfolio and mortgage-backed securities, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                        At September 30,
                                        2002                  2001                  2000
                                            Percent               Percent             Percent
                                   Amount   of Total    Amount   of Total    Amount   of Total
                                                 (Dollars in thousands)
Real Estate Loans:
  One- to four-family           $ 248,984    60.10%   $ 269,472    63.86    $ 390,805   73.46%
  Multi-family                    117,801    28.44      120,432    28.54      118,309    22.25
  Commercial                        3,429     0.83        1,665     0.39        3,448     0.65
  Construction                     13,761     3.32       15,325     3.63        2,304     0.43
                                  -------    -----      -------     ----       ------    -----
    Total real estate loans       383,975    92.69      406,894    96.42      514,866    96.79
Commercial loans secured
  by leases                        16,343     3.95           -        -            -        -
Consumer loans                     13,940     3.36       15,096     3.58       17,101     3.21
                                  -------    -----      -------     ----       ------    ----
  Gross loans receivable          414,258   100.00%     421,990   100.00%     531,967  100.00%
                                            ======                ======               ======
Less:
  Loans in process                     56                   107                    26
  Unearned discounts and
    deferred loan costs            (2,309)               (2,333)               (3,286)
  Allowance for loan losses         1,826                 1,236                   950
                                  -------               -------               -------
Loans receivable, net           $ 414,685             $ 422,980             $ 534,277
                                  =======               =======               =======
Mortgage-backed securities:
FHLMC held to maturity          $      -        - %   $      -        - %       2,901  100.00%
FHLMC available for sale           63,992    29.55        9,139     7.16           -     -
FNMA available for sale            50,697    23.42       66,524    52.10           -     -
GNMA Available for sale            84,432    39.00       52,022    40.74           -     -
Collaterized mortgage obligations  17,384     8.03           -        -            -     -
                                  -------   ------       ------   ------       ------  ------
Mortgage-backed securities, net $ 216,505   100.00%   $ 127,685   100.00%   $   2,901  100.00%
                                  =======   ======      =======   ======       ======  ======

                                              At September 30,
                                        1999                  1998
                                            Percent               Percent
                                   Amount   of Total    Amount   of Total
                                          (Dollars in thousands)
Real estate loans:
  One- to four-family           $ 388,586    76.86%   $ 324,265    76.47%
  Multi-family                    100,412    19.86       83,084    19.59
  Commercial                        2,577     0.51        3,295     0.78
                                  -------    -----      -------     ----
    Total real estate loans       491,575    97.23      410,644    96.84

Commercial loans secured
   by leases                           -        -            30     0.01
Consumer loans                     14,016     2.77       13,358     3.15
                                  -------    -----      -------     ----
  Gross loans receivable          505,591   100.00%     424,032   100.00%
                                            ======
Less:
  Loans in process                     16                    1
  Unearned discounts and
    deferred loan costs            (2,762)               (2,168)
  Allowance for loan losses           780                   591
                                  -------               -------
  Loans receivable, net         $ 507,557               425,608
                                  =======               =======

Mortgage-backed securities
FHLMC held to maturity          $   3,585  100.00%     $ 11,177   100.00%
                                  -------  ------       -------   ------
  Mortgage-backed
  securities, net               $   3,585  100.00%     $ 11,177   100.00%
                                  =======  ======       =======   ======

The following table sets forth the loan originations, purchases of loans, and mortgage-backed securities, sales and principal repayments for the periods indicated:


                                                                 Years Ended September 30,
                                                             2002        2001           2000
                                                                  (in thousands)
Loans (gross):
  At beginning of period                                  $ 421,990      531,967      505,591
  Loan originations
    Real estate loans:
      One- to four- family                                   87,272       88,425       67,373
      Multi-family                                           31,007       21,874       26,158
      Commercial/Construction                                 7,304       23,157        8,350
    Commercial loans secured by leases                       23,744           -            -
    Consumer loans                                            9,697        6,683        8,581
                                                            -------      -------      -------
  Total loans originated                                    159,024      140,139      110,462

  Loans purchased:
     One-to four- family                                        978           -            -
     Construction                                            10,100           -            -
                                                            -------      -------      -------
  Total loans purchased                                      11,078           -            -
                                                            -------      -------      -------
      Total loans originated and purchased                  170,102      140,139      110,462

  Commercial loans secured by leases participations sold     (3,150)          -            -
  Transfer to foreclosed real estate and net charge-offs       (546)        (268)         (73)
  Transfer to loans held for sale                           -       (94,302)          -
  Principal repayments of loans receivable                 (163,285)    (146,858)     (78,517)
  Principal repayments of consumer loans                    (10,853)      (8,688)      (5,496)
                                                            -------      -------      -------
      Total loans sold, transferred, amortization
      and prepayments                                      (177,834)    (250,116)     (84,086)
                                                            -------      -------      -------
Total loans (gross)                                       $ 414,258      421,990      531,967
                                                            =======      =======      =======



Mortgage-backed securities (amortized cost):

  At beginning of period                                  $ 125,948        2,901        3,585
  Mortgage-backed securities purchased                      461,593      129,142           -
  Mortgage-backed securities sold                          (339,826)      (2,366)          -
  Amortization and principal repayments                     (32,204)      (3,729)        (684)
                                                           ---------      ------       ------
                                                          $ 215,511      125,948        2,901
                                                            =======       ======       ======

LOANS MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the loans at September 30, 2002. The table does not include prepayments or scheduled principal amortization. Principal repayments and prepayments on loans totaled $174.1 million, $155.5 million, and $84.0 million for the years ended September 30, 2002, 2001, and 2000, respectively.

                                                     At September 30, 2002
                             Fixed Rate        Adjustable Rate    Other Loans
                                                                  Con-             Total
                           One-to-            One-to-          struction           Loans
                           Four     Multi-    four      Multi-    and              Receiv-
                           Family   Family    Family    Family Commercial Consumer  able
                                                          (in thousands)
AMOUNTS DUE:
Within one year         $  26,955   2,687     37,452    43,844   19,565     4,751    135,254

After one year:
One to three years         37,810   2,531     62,337    49,322   11,504     2,591    166,095
Three to five years        23,453   1,180     28,405    17,053    2,464     2,024     74,579
Five to 10 years           26,036   1,070        -         -         -      2,443     29,549
10 to 20 years              6,288     114        -         -         -      2,131      8,533
Over 20 years                 248     -          -         -         -         -         248
                          -------   -----    -------    ------    -----     -----    -------
Total due after
  one year                 93,835   4,895     90,742    66,375    13,968    9,189    279,004
                          -------   -----    -------    ------    -----     -----    -------

Total amounts due       $ 120,790   7,582    128,194   110,219   33,533    13,940    414,258
                          =======   =====    =======   =======   ======    ======

Less:
  Loans in process                                                                        56
  Unearned discounts,
    premiums and deferred
    loan costs, net                                                                   (2,309)
  Allowance for loan losses                                                            1,826
                                                                                      ------
Loans receivable, net                                                              $ 414,685
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

The Bank offers fixed-rate and ARM loans, which are generally amortized over 30 years, with terms of up to 30 years. Loan rates are based on market conditions. The Bank's loan products generally offer a monthly repayment option and some loans carry a prepayment penalty for the first three to five years of the loan. The Bank originates zero-point loans, and loans with discount points and fees for related origination expenses, such as appraisals and other closing costs, on one- to four-family residential mortgage loans. Generally, residential mortgage loans originated by the Bank are underwritten in conformity with FHLMC guidelines. The ARM loans generally reprice on a one, three, or five-year basis. As a general matter, the Bank does not offer "teaser rates" on its ARM loans, nor does it offer loans with a negative amortization feature. At time of origination, the Bank determines whether to sell or retain fixed-rate, one- to four-family residential first mortgage loans, while generally retaining the servicing rights for loans sold. ARM loans originated are normally held for investment.

The Bank offers a mortgage loan modification program that allows the borrower to receive a reduced interest rate, change in term, or a change in loan program, in lieu of refinancing the original loan. The borrower is charged a fee that varies based upon the modifications made, including an appraisal fee when the bank requires a reappraisal of the collateral. The program has been advantageous to the Bank during the current year, by enabling the Bank to meet customer demand for loan refinancing, limiting the disruption to its loan operations for loan customers who are borrowing for home purchases, as well as reducing the costs associated with refinance activity of existing borrowers.

The Bank generally makes first mortgage loans secured by one- to four-family, owner-occupied residential real estate in amounts up to 97% of the lower of the purchase price or the appraised value. The Bank also originates first mortgage loans secured by one- to four-family residential investment (i.e., other than owner occupied) properties in amounts up to 95% of the appraised value of the property. It is the Bank's general policy to require private mortgage insurance ("PMI") on any conventional loan with a loan to value ratio greater than 80% for one- to four-family homes, townhouses, and condominium units. In addition, the Bank usually requires certain housing expense to income ratios and monthly debt payment to income ratios for all borrowers, which vary depending on the loan to value ratio and other compensating factors. Mortgage loans originated by the Bank generally include due-on-transfer clauses which provide the Bank with the contractual rights to deem the loan immediately due and payable, in most instances, in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-transfer provisions.

Residential loans without income verification are offered in amounts up to a maximum value ratio of 95%. The Bank also offers a similar program for people who typically are self-employed. The income and assets used to qualify the loan is the amount stated on the loan application. The maximum loan amount allowed under this program is 95% of the property value. The Bank, to a lesser extent, grants loans to applicants with less than perfect credit and higher debt to income ratios than secondary market conforming standards. In all other respects the loans are originated in the same manner as a conventional loan. It is the Bank's general policy to require PMI on any conventional loan with a loan to value ratio greater than 80% for one- to four-family homes, townhouses, and condominium units. All loans have risk premium factored into the rate and additional valuation allowances are established when the loan is funded.


MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank originates fixed and adjustable rate multi-family loans secured by properties (five units or more) typically located in its primary market area. These loans generally have rate and payment adjustment periods of 3 to 5 years, with amortizations of up to 30 years. The Bank customarily charges origination fees of up to 3% of the loan amount for newly originated loans and lesser fees for renewals or modifications of existing loans. The Bank's policies generally require personal guarantees from the borrowers, with joint and several liabilities. The Bank's underwriting decisions relating to these loans are primarily based upon the net operating income generated by the property in relation to the debt service ("debt coverage ratio"), the borrower's cash-at-risk position, financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending relationship with the borrower. The Bank originates multi-family loans in amounts up to 85% of the lower of the appraised value of the property or the purchase price. The Bank generally requires a minimum debt coverage ratio of 1.15x on multi-family properties, utilizing forecasted net operating income.
As of September 30, 2002, $117.8 million, or 28.4%, of the Bank's loan portfolio consisted of multi-family loans. Multi-family mortgage loans typically involve substantially larger loan balances than single-family mortgage loans, and are dependent on successful property operation as well as on general and local economic conditions.

In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. Commercial real estate loans are generally granted in amounts up to 75% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. As of September 30, 2002, $3.4 million, or 0.8%, of the Bank's loan portfolio consisted of commercial real estate loans.

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

CONSTRUCTION LENDING. The Bank originates loans to finance the construction of residential property primarily in its market area. The Bank will consider commercial construction loans in the future on a case-by-case basis. During the year ended September 30, 2002, the Bank originated and purchased seven loans to finance construction projects for $17.4 million. At September 30, 2002, the Bank had twelve construction loans that totaled $20.7 million, and reported an unpaid balance of $13.8 million, or 3.3% of total loans receivable.

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


COMMERCIAL LOANS SECURED BY LEASES. The commercial leases in the Bank's loan portfolio are purchased from leasing companies. Commercial leases generally involve terms of 20 to 60 months to finance data processing equipment and other commercial equipment such as telecommunications systems, hospital equipment, and manufacturing equipment. The Bank has no commercial leases for rolling stock or airplanes. The leases are located throughout the United States and include primarily Fortune 1000 and other major companies in good financial condition. The rates for commercial leases are at a premium over rates on U.S. Treasury securities with comparable maturities. The commercial lease financings are secured by the assignment of the underlying lease and ultimately the leased asset. Commercial leases involve certain risks primarily attributable to general economic conditions affecting the lease and the obsolescence of the equipment being leased. Generally the lessee is required to maintain the equipment and carry subject insurance covering the value of the equipment. At September 30, 2002, commercial loans secured by leases were $16.3 million, or 3.3% of total loans receivable.

OTHER LENDING. The Bank's other lending activities consist of consumer lending, primarily home equity loans, fixed-rate second mortgage loans, and to a lesser extent automobiles, boats and recreational vehicles, and other secured and unsecured loans. On September 30, 2002, outstanding balances on home equity lines represented $10.6 million or 2.5% of the Bank's total loan portfolio. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. At September 30, 2002, $3.3 million or 0.8% of the Bank's loan portfolio consisted of consumer loans other than home equity lines.

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

The Bank's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the twentieth day of delinquency. The policies also require telephone contacts for loans more than 20 days late to ascertain the reasons for the delinquency and the prospects of repayment. Face-to-face interviews and collection notices are generally required for loans more than 30 days delinquent and on a case-by-case basis for mortgage loans. After 60 days, the Bank typically will either set a date by which the loan must be brought current, enter into a written forbearance agreement, foreclose on any collateral or take other appropriate action. The Bank's policies regarding delinquent consumer loans are similar except that telephone contacts and correspondence will generally occur after a consumer loan is more than 15 days delinquent.

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

Set forth below is certain information regarding delinquent loans at September 30, 2002, 2001 and 2000:


                                At September 30, 2002                       At September 30, 2001
                            60-89 Days       90 Days or More         60-89 Days        90 Days or More
                        -----------------  ------------------     -----------------   -----------------
                        Number  Principal   Number  Principal     Number  Principal   Number  Principal
                          of     Balance      of     Balance        of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans       Loans  of Loans     Loans  of Loans
                                               (Dollars in thousands)
One- to four- family       8    $ 1,416        6    $   594          4     $  583        5    $  628
Multi-family               2        239        4        623          4        953        -        -
Commercial                 -         -         -         -           -         -         -        -
                          --      -----       --      -----         --       ----       --      ----
Total mortgage loans      10      1,655       10      1,217          8      1,536        5       628

Commercial loans secured
  by leases                -         -         -         -           -         -         -        -

Consumer                   -         -         2         80          -         -         4        49
                          --      -----       --      -----         --       ----       --      ----
Total loans               10    $ 1,655       12    $ 1,297          8     $1,536        9    $  677
                          ==      =====       ==      =====         ==      =====       ==      ====
Delinquent loans to
  total loans                      0.40%               0.31%                 0.33%              0.16%
                                   ====                ====                  ====               ====

                                At September 30, 2000
                            60-89 Days       90 Days or More
                        -----------------  ------------------
                        Number  Principal   Number  Principal
                          of     Balance      of     Balance
                         Loans  of Loans     Loans  of Loans
                                 (Dollars in thousands)
One- to four- family       7     $  896        3     $  151
Multi-family               1        215        -         -
Commercial                 -         -         1        224
                          --      -----       --      -----

Total mortgage loans       8      1,111        4        375

Commercial loans secured
  by leases                -         -         -         -

Consumer                   2         32        1          4
                          --        ---       --       ----
Total loans               10     $1,143        5     $  379
                          ==      =====        =       ====
Delinquent loans to
  total loans                      0.21%               0.07%
                                   ====                =====

NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, loans that are 90 days or more past due, and real estate in foreclosure. The Bank continues accruing interest on all consumer loans until a loss determination is made. Upon determination that the loan will result in a loss, the Bank discontinues the accrual of interest and/or establishes a reserve in the amount of the anticipated loss. For the year ended September 30, 2002, interest income on non-accrual loans included in net income amounted to less than $1,000. If all non-accrual mortgage loans, as of September 30, 2002, had been currently performing in accordance with their original terms, the Bank would have recognized interest income from such loans of $158,000.

                                                At September 30,
                                 2002       2001       2000      1999       1998
                                            (Dollars in thousands)

Non-accrual mortgage loans     $1,217     $  628     $  375    $  300     $   799
Non-accrual commercial loans
 secured by leases              1,036         -          -         -           30
Non-accrual consumer loans         80         49          4        43           2
                                -----        ---       ----      ----       -----
  Total non-accrual loans       2,333        677        379       343         831

Consumer loans 90 days or more
  past due and still accruing   -          -          -         -           -
                                 ----        ---       ----      ----        ----
  Total non-performing loans    2,333        677        379       343         831

Real estate in foreclosure        405         -           3        -          131
                                 ----       ----       ----      ----      ------
  Total non-performing assets  $2,738     $  677     $  382    $  343     $   962
                                =====       ====      =====     =====       ======
Total non-performing loans to
  total loans                    0.56%     0.16%      0.07%     0.07%        0.20%
                                 =====     =====      =====     =====        =====
Total non-performing assets to
  total assets                   0.39%     0.10%      0.06%     0.06%        0.19%
                                 =====     =====      =====     =====        =====


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

When the Bank determines that an asset should be classified, it generally does not establish a specific allowance for such asset unless it determines that such asset may result in a loss. The Bank however, establishes valuation allowances in amounts deemed prudent for the pools of classified assets. Valuation allowances represent loss allowances which have been established to recognize probable incurred losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The Bank's policies provide for the establishment of a specific allowance equal to 100% of each asset classified as "loss" or to charge-off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulations; and believes its classification policies are consistent with OTS policies.

As of September 30, 2002, the Bank had classified assets of $2.7 million. Classified loans of $2.3 million were categorized as substandard, consisting of 6 residential mortgage loans, 4 multi-family loans, 1 commercial loan secured by a lease and 2 equity loans. There were no assets classified as doubtful.

At September 30, 2002, management considered a $1.0 million commercial loan secured by lease to be impaired, under which K-Mart Corporation was the lessee. This loan is a direct financing lease included in the Company's commercial loans secured by leases portion of the loan portfolio. K-Mart filed for bankruptcy protection on January 22, 2002. The K-Mart lease loan is secured by revenue producing equipment with an original cost of $1.5 million that was purchased and installed during the second half of 2001. Subsequent to filing for bankruptcy protection, K-Mart closed a number of its retail stores, including some in which this equipment was located. K-Mart informed the Bank that the equipment located in closed stores has been moved to stores that will remain open.

While the K-Mart commercial loan secured by lease is currently performing in accordance with their terms, no assurance can be given that this will continue to be the case and such performance may depend on the terms of the reorganization plan for K-Mart. No assurances can be made that a loss related to these loans will not be incurred.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of probable incurred credit losses in its loan portfolio. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, peer group information and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank maintains its allowance at a level, which it considers adequate to provide for probable losses, there can be no assurances that such losses will not exceed the estimated amounts.

The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                           At or for the Years Ended September 30,
                                      2002    2001      2000      1999      1998
                                                  (Dollars in thousands)
Balance at beginning of year     $  1,236       950       780       591       460
Provision for loan losses             600       295       180       165       181
Charge offs:
  One-to four-family                   -         -         -         -         -
  Multi-family                         -         -         -         -         -
  Commercial loans secured
     by leases                         -         -         -         -         -
  Consumer loans                      (36)      (12)     (13)       (8)       (51)
                                     ----      ----      ----      ----      ----
Total Charge-offs                     (36)      (12)     (13)       (8)       (51)

Recoveries:
  Commercial loans secured
    by leases                          -          -        -         27        -
  Consumer loans                       26         3         3         5         1
                                     ----      ----      ----      ----      ----
Total Recoveries                       26         3         3        32         1
                                    -----     -----      ----      ----      ----
Balance at end of year           $  1,826     1,236       950       780       591
                                    =====     =====      ====      ====      ====
Charge-offs during the
  year to average loans
  outstanding during the year          - %       - %       - %       - %     0.01%
                                     ====      ====      ====      ====      ====
Allowance for loan losses
  to net loans receivable
   at end of year                    0.44%     0.29%     0.18%     0.15%     0.14%
                                     ====      ====      ====      ====      ====
Allowance for loan losses
  to total non-performing
  loans at end of year              78.27%    182.57%   250.66%   227.41%    71.12%
                                   ======     ======    ======    ======     =====
Allowance for loan losses
  to non-performing assets
  at end of year                    66.69%    182.57%   248.69%   227.41%    61.43%
                                   ======     ======    ======    ======     =====

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


                                                                At September 30,
                                           2002                      2001                   2000
                                             Loan Category             Loan Category        Loan Category
                                               as a %                    as a %               as a %
                                              of Total                   of Total               of Total
                                  Allowance     Loans         Allowance    Loans      Allowance  Loans
                                                        (Dollars in thousands)

One- to four- family residential $   628        60.10%        $   407      63.86%      $ 421      73.45%
Multi-family                         338        28.44             238      28.54         232      22.25
Commercial real estate                23         0.83              22       0.39          39       0.65
Construction                         135         3.32             307       3.63          23       0.43
Commercial loans secured
  by leases                          412         3.95              -          -           -          -
Consumer                             207         3.36             213       3.58         190       3.22
Unallocated Portion                   83           -               49         -           45         -
                                   -----       ------            ----     ------        ----     ------
  Total                          $ 1,826       100.00%        $ 1,236     100.00%      $ 950     100.00%
                                   =====       ======            ====     ======        ====     ======


INVESTMENT ACTIVITIES

The investment policies of the Company and the Bank, established by the Board of Directors and implemented by the Board's Asset/Liability Committee, attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities, asset-backed securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

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

On May 24, 2002, Taylor Capital Group, Inc. ("Taylor Capital") announced that it filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. The registration statement also covers the proposed offering of trust securities by TAYC Capital Trust 1. On October 21, 2002. Taylor Capital announced that it completed its offerings of common stock and trust preferred securities for $82.1 million of gross proceeds. Taylor Capital has announced its intent to fund the settlement if the outstanding litigation with the proceeds from these offerings.

The following table sets forth certain information regarding the amortized cost and fair value of the Company's interest-earning deposits, federal funds sold, FHLB - Chicago stock, and securities portfolio at the dates indicated:

                                                         At September 30,
                                          2002                   2001                 2000
                                 Amortized     Fair     Amortized     Fair   Amortized    Fair
                                   Cost       Value        Cost      Value     Cost      Value
                                                          (in thousands)

Interest-earning deposits:
  FHLB daily investment         $  1,040     1,040       1,394      1,394      1,400     1,400
  Money market fund                    5         5           3          3          5         5
                                   -----     -----       -----      -----      -----     -----
Total interest-bearing deposits $  1,045     1,045       1,397      1,397      1,405     1,405
                                   =====     =====       =====      =====      =====     =====

Federal funds sold              $    100       100         100        100        100       100
                                    ====      ====        ====       ====       ====      ====

FHLB-Chicago Stock              $ 31,972    31,972      18,055     18,055     10,065    10,065
                                  ======    ======      ======     ======     ======    ======

Securities available for sale:
  U.S. Government and
  agencies                      $  7,831     7,810      23,109     23,199     68,436    65,603
  Municipal debt securities          803       859       3,491      3,492         -         -
  Corporate debt securities       13,561    13,727      14,719     15,315      7,972     8,763
                                 -------    ------      ------     ------     ------    ------
Total securities
  available for sale           $  22,195    22,396      41,319     42,006     76,408    74,366
                                 =======    ======      ======     ======     ======    ======


The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 2002.

                                                       At September 30, 2002

                                One Year            One to         Five to      More than
                                 or Less           Five Years      10 Years    10 Years                   Total
                                                                                                Avg
                                       Wtd               Wtd            Wtd           Wtd     remaining                  Wtd
                               Amtzd   Avg      Amtzd    Avg     Amtzd  Avg    Amtzd  Avg     Years to   Amtzd  Fair     Avg
                               Cost   Yield     Cost    Yield    Cost  Yield   Cost  Yield    Maturity   Cost   Value   Yield
                                                           (dollars in thousands)
U.S. Government
  and agencies (1)         $  4,378  5.04%        -       - %   3,453    4.90%      -      -%    3.99    7,831    7,810  4.99%

Municipal debt
 securities (2)                  -      -         -       -         -      -       803   4.33   28.02      803     859   4.33

Corporate debt
  securities (3)                 -      -         -       -         -       -    13,561  5.52   18.67   13,561   13,727  5.52
                             ------  ----       ----    ----    ------    -----  ------  -----   ----   ------   ------  ----
                           $  4,378  5.04%        -       - %    3,453    4.90%  14,364  5.46%  19.20   22,195   22,396  5.29%
                             ======  ====       ====    ====    ======    =====  ======  =====  =====   ======   ======  ====

(1) U.S. government and agencies investments include $10.5 million in callable notes. These securities are shown as repricing at their respective maturity dates although these can be no assurances that the securities will not be called before maturity.
(2) Municipal bond yields included in securities available for sale above are not tax effected.

SOURCES OF FUNDS

GENERAL. Deposits, loan repayments, and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank also utilizes FHLB advances from time to time.

DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW, Super NOW, money market and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained primarily from the area in which its home office is located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Although the Bank did not solicit certificate accounts in excess of $100,000 in the past, it initiated a wholesale CD program in the year ended September 30, 2002. The Bank does not use brokers to obtain deposits. Management constantly monitors the Bank's deposit accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

The following table presents the deposit activity of the Bank for the years indicated.

                                               Years Ended September 30,
                                           2002         2001        2000
                                                   (in thousands)
Deposits                               $ 962,391      849,874      702,632
Withdrawals                             (941,569)    (850,825)    (696,519)
                                         -------      -------      -------
Net deposits in excess of withdrawals     20,822         (951)       6,113
Interest credited on deposits             13,693       19,137       18,304
                                         -------      -------      -------
Total increase in deposits             $  34,515       18,186       24,417
                                         =======      =======      =======


The following table sets forth maturities time deposits over $100,000 at September 30, 2002:

                           Maturity Period
                                                 (in thousands)
                 Three months or less               $  8,260
                 Over three through six months        15,987
                 Over six through 12 months           19,492
                 Over 12 months                       10,274
                                                     -------
                                                    $ 54,013
                                                     =======

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of fiscal year-end balances instead of average balances resulted in any material difference in the information presented.


                                                      At September 30,
                                           2002                             2001

                                                      Weighted                        Weighted
                                          Percent      Average             Percent     Average
                                          of Total     Nominal             of Total    Nominal
                                Amount    Deposits      Rate       Amount  Deposits     Rate
                                                  (dollars in thousands)
Passbook Savings             $ 133,979    30.86%      1.92%     $ 132,217    33.09%      3.04%
Transaction Accounts:
  NOW/non-interest bearing      14,174     3.27         -          13,746     3.44         -
  NOW                           30,385     7.00       1.80         18,869     4.72       1.82
  Money market and management   19,801     4.56       2.21         12,345     3.09       3.36
                                ------    -----       ----         ------     ----       ----
    Total transaction accounts  64,360    14.83       1.55         44,960    11.25       1.69

Certificate Accounts:
  3 month                        2,397     0.55       2.23          1,049     0.26       3.71
  6 month                       10,956     2.53       2.54         17,246     4.33       4.14
  7 month                        5,047     1.16       2.52         13,772     3.45       4.89
  8 month                        4,091     0.94       2.70         61,359    15.35       5.30
  10 month                       8,607     1.98       2.81         60,548    15.15       4.58
  12 month                      46,072    10.61       3.29         19,228     4.81       5.49
  13 month                      60,000    13.82       3.61         10,280     2.57       4.79
  15 month                      40,942     9.43       3.48          7,388     1.85       4.55
  18 month                       2,249     0.51       3.49             -        -          -
  24 month                      12,569     2.90       4.06         20,978     5.25       6.68
  36 month                       5,104     1.18       4.50          3,889     0.97       5.06
  36 month rising rate           1,314     0.31       4.39          1,775     0.44       4.33
  60 month                       4,309     0.99       4.50          4,930     1.23       5.77
  Other                         32,138     7.40       3.33             -        -          -
                                ------    -----       ----         ------     ----       ----
  Total certificate accounts   235,795    54.31       3.42        222,442    55.66       5.08
                               -------    -----       ----        -------    -----       ----
Total Deposits               $ 434,134   100.00%      2.67%       399,619   100.00%      4.17%
                               =======   ======       ====        =======   ======       ====


                                      At September 30,
                                           2000
                                                      Weighted
                                          Percent of   Average
                                            Total      Nominal
                                Amount    Deposits      Rate
                                  (dollars in thousands)
Passbook Savings             $ 121,787    31.93%      4.09%

Transaction Accounts:
  NOW/non-interest bearing       9,287     2.44         -
  NOW                           19,074     5.00       2.03
  Money market and management   12,711     3.33       3.59
                                ------    -----       ----
    Total transaction accounts  41,072    10.77       2.05

Certificate Accounts:
  3 month                        1,029     0.27       4.30
  6 month                        7,660     2.01       5.24
  7 month                        2,509     0.66       4.70
  8 month                        1,609     0.42       4.70
  10 month                      16,834     4.41       6.11
  12 month                      31,017     8.13       6.39
  13 month                     105,917    27.77       6.63
  15 month                      15,307     4.01       6.12
  24 month                      22,694     5.95       6.57
  36 month                       5,291     1.39       5.46
  36 month rising rate           2,826     0.74       5.64
  60 month                       5,881     1.54       5.82
  Other                             -        -          -
                                ------    -----       ----
  Total certificate accounts   218,574    57.30       6.36
                               -------    -----       ----
Total Deposits               $ 381,433   100.00%      5.30%
                               =======   ======       ====

The following table presents, by various rate categories, the amount of certificate accounts outstanding at September 30, 2002, 2001 and 2000 and the periods to maturity of the certificate accounts outstanding at September 30, 2002.


                                                            Period to maturity from September 30, 2002
                             At September 30,
                                                                               Two to
                                                      Within       One to       Three    There-
                        2002     2001      2000     One Year     Two Years     Years    after   Total
                                                 (in thousands)
Certificate accounts:
  2.99% or less      $  34,509       -        59     34,295          214         -       -      34,509
  3.00% to 3.99%       180,508    9,508       -     146,160       32,070      2,046     232    180,508
  4.00% to 4.99%        14,428  127,880   22,497      5,615        7,928        564     321     14,428
  5.00% to 5.99%         5,518   41,550   30,333      4,373          677        260     208      5,518
  6.00% to 6.99%           832   30,704  129,611        832           -          -       -         832
  7.00% to 7.99%            -    12,800   36,074         -            -          -       -         -
                       -------  -------  -------    -------       ------      -----     ---    -------
Total                $ 235,795  222,442  218,574    191,275       40,889      2,870     761    235,795
                       =======  =======  =======    =======       ======      =====     ===    =======

BORROWING

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowing, such as advances from the FHLB of Chicago, when they are a less costly source of funds or can be invested at an acceptable rate of return.

The following table sets forth certain information regarding borrowing at and for the date indicated:

                                   At and for the Years Ended September 30,
                                               2002         2001         2000
                                                      (in thousands)

Average balance outstanding                $ 174,983      194,545      180,651
Maximum amount outstanding at any
  month-end during the year                  215,955      214,360      205,150
Balance outstanding at year end              180,650      187,345      205,150
Weighted average interest rate
  during the year                               4.91%        6.34%        6.16%
Weighted average interest rate
  at end of year                                4.33%        5.50%        6.72%


The Bank obtains advances from the FHLB of Chicago secured by its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans and specifically pledged mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At September 30, 2002, the Bank's FHLB of Chicago advances totaled $178.7 million.

Included in FHLB of Chicago advances at September 30, 2002 are $75.0 million of fixed-rate advances, which are callable at the discretion of the FHLB of Chicago at periods from 6 months to 5 years from the origination date. The average term to maturity on these advances is 2.9 years, while the average term to call is 1.1 years. The Bank receives a lower cost of borrowing on callable advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advance prior to their final maturity. If called, the FHLB of Chicago will provide replacement funding at the then prevailing market rate of interest for the remaining term of the advances, subject to standard terms and conditions.

UNSECURED TERM BANK LINE OF CREDIT During fiscal 2002, the Company obtained a $7.0 million unsecured line of credit from an unrelated financial institution. The loan provides for an interest rate of the prime rate or 2% over the one, two, or three-month LIBOR at management's discretion, adjustable and payable at the end of the repricing period, not less than 4.00%. At September 30, 2002, the loan balance outstanding was $2.0 million and carries an interest rate of 4.00%. The loan requires quarterly payments of all accrued unpaid interest due and one payment of all outstanding principal plus all accrued unpaid interest on December 14, 2002. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. At September 30, 2002, the Company was in compliance with these covenants.


SUBSIDIARY ACTIVITY

Fidelity Corporation, incorporated in 1970, is a wholly owned subsidiary of the Bank. Fidelity Corporation's business is safe deposit box rentals, and annuity and insurance sales primarily to customers of the Bank. In addition, in cooperation with INVEST, full service securities brokerage services are offered to customers and non-customers of the Bank.

Income generated from safe deposit box rentals, annuity sales and insurance sales was $226,000 for the year ended September 30, 2002. Operating expenses for fiscal year 2002 were $18,000.

Fidelity Loan Services, Inc., (FLSI), incorporated in 1989, is a wholly owned subsidiary of the Bank that ceased operations in October 1994.


PERSONNEL

As of September 30, 2002, the Company had 101 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be excellent.


SUPERVISION AND REGULATION

GENERAL Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and financial performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of state and federal statutes and by the regulations and policies of various bank regulatory authorities, including the Office of Thrift Supervision (the "OTS"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") have an impact on the Company. The effect of applicable statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and the Bank and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

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

Because the Company controls only one savings association subsidiary and because the Company acquired control of the Bank, and thus became a savings and loan holding company, before May 4, 1999, the Company is generally not subject to any restrictions on the types of non-financial activities that the Company may conduct either directly or through a non-banking subsidiary, so long as the Bank constitutes a qualified thrift lender (see "--The Bank--Qualified Thrift Lender Test"). If the Bank were to fail to meet the qualified thrift lender test, or if the Company acquired another savings association and maintained it as a separate subsidiary of the Company, the Company would become subject to certain restrictions on the non-financial activities in which it may engage.
In any case, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk. The restrictions the OTS may impose include limitations on (i) the payment of dividends by the savings association to the holding company; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

Federal law also prohibits any person or company from acquiring "control" of a savings association or a savings and loan holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a savings association or savings and loan holding company.

DIVIDENDS. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the OTS applicable to savings and loan holding companies. The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, OTS policies provide that a savings and loan holding company should not pay dividends that are not supportable by the Company's core earnings or that may be funded only by borrowings or by sales of assets. The OTS also possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by savings and loan holding companies.

FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Act provides for sweeping changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The implementation of the requirements of the Act are likely to require that the Company devote significant resources to its securities laws compliance efforts which, among other things, is likely to result in increased compliance expenses.


THE BANK

GENERAL. The Bank is a federally chartered savings association, the deposits of which are insured by the FDIC's Savings Association Insurance Fund ("SAIF"). As a federally chartered savings association, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, the chartering authority for federal savings associations. The FDIC, as administrator of the SAIF, also has regulatory authority over the Bank. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

During the fiscal year ended September 30, 2002, SAIF assessments ranged from zero to 0.27% of deposits. The FDIC has stated that the SAIF assessment rates will not change during the remainder of calendar year 2002.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the fiscal year ended September 30, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

SUPERVISORY ASSESSMENTS. All Federal savings associations are required to pay supervisory assessments to the OTS to fund the operations of the OTS. The amount of the assessment is calculated using a formula which takes into account the institution's size, its supervisory condition (as determined by the composite rating assigned to the institution as a result of its most recent OTS examination) and the complexity of its operations. During the fiscal year ended September 30, 2002, the Bank paid supervisory assessments to the OTS totaling $139,000.

CAPITAL REQUIREMENTS. Pursuant to the HOLA and OTS regulations, savings associations, such as the Bank, are subject to the following minimum capital requirements: (i) a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3% for savings associations assigned a composite rating of 1 as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations; (ii) a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and (iii) a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of core capital to total risk-weighted assets of 4%. Core capital consists primarily of permanent stockholders' equity less (i) intangible assets other than certain supervisory goodwill, certain loan servicing rights and certain purchased credit card relationships and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and lease losses.

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

Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Under the regulations of the OTS, in order to be "well-capitalized" a savings association must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. For purposes of these provisions of OTS regulations, "Tier 1 capital" is defined to mean core capital.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution;
(vii) requiring that senior executive officers or directors be dismissed;
(viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of September 30, 2002: (i) the Bank was not subject to a directive from the OTS to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OTS capital adequacy guidelines; and (iii) the Bank was "well-capitalized", as defined by OTS regulations.

DIVIDENDS. The primary source of funds for the Company is dividends from the Bank. OTS regulations require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite examination rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better; (iii) have a compliance rating of 1 or 2; (iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing are not required to obtain OTS approval prior to making a capital distribution unless:
(a) the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, will exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years; (b) after giving effect to the distribution, the association will not be at least "adequately capitalized" (as defined by OTS regulation); or (c) the distribution would violate a prohibition contained in an applicable statute, regulation or agreement with the OTS or the FDIC or violate a condition imposed in connection with an OTS-approved application or notice. The OTS must be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like the Bank, is a subsidiary of a savings and loan holding company or by a savings association that, after giving effect to the distribution, would not be "well-capitalized" (as defined by OTS regulation).

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2002. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1993. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

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

BRANCHING AUTHORITY. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test the association may branch only to the extent permitted for national banks located in the savings association's home state. As of September 30, 2002, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

QUALIFIED THRIFT LENDER TEST. The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to OTS requirements. A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of September 30, 2002, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 99.99%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.24 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.


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


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS requires all regulated thrift institutions to calculate the estimated change in the Bank's net portfolio value ("NPV") assuming instantaneous, parallel shifts in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

The OTS provides all institutions that file a Consolidated Maturity/Rate schedule (CMR) as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneously and parallel up and down 100 to 300 basis points in 100 basis point increments.
The OTS provides thrifts the results of their interest rate sensitivity model, which is based on information provided by the Bank, to estimate the sensitivity of NPV.

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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's September 30, 2002 interest rate sensitivity of NPV, the most recent available from the OTS. Due to the abnormally low prevailing interest rate environment, the OTS report did not provide NPV estimated for the -200 and -300 basis points.

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          41,563     (43,933)    (51)%           6.10%        - 552 bp
 + 200 bp          56,524     (28,972)    (34)%           8.08%        - 354 bp
 + 100 bp          70,491     (15,005)    (18)%           9.83%        - 179 bp
     0 bp          85,496                                11.62%
 - 100 bp          83,603      (1,893)     (2)%          11.33%        -  29 bp
 - 200 bp              -           -        - %             - %           -  bp
 - 300 bp              -           -        - %             - %           -  bp

Item 8.   Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

September 30, 2002 and 2001


ASSETS                                                                      2002       2001
Cash and due from banks                                                 $   3,828      7,107
Interest-earning deposits                                                   1,045      1,397
Federal funds sold                                                            100        100
                                                                         --------    -------
Cash and cash equivalents                                                   4,973      8,604

FHLB of Chicago stock, at cost                                             31,972     18,055
Mortgage-backed securities available for sale                             216,505    127,685
Securities available for sale                                              22,396     42,006
Loans held for sale                                                            83     41,219
Loans receivable, net of allowance for loan losses of $1,826 and $1,236
  at September 30, 2002 and 2001                                          414,685    422,980
Accrued interest receivable                                                 3,637      3,650
Premises and equipment                                                      3,410      3,850
Other assets                                                                1,254        657
                                                                         --------    -------
                                                                        $ 698,915    668,706
                                                                         ========    =======
LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                  434,134    399,619
Borrowed funds                                                            180,650    187,345
Advance payments by borrowers for taxes and insurance                       6,158      7,193
Due to broker                                                              13,169     14,918
Other liabilities                                                           8,813     10,247
                                                                         --------    -------
   Total liabilities                                                      642,924    619,322

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized 2,500,000 shares;
  none outstanding                                                             -          -
Common stock, $.01 par value; authorized 8,000,000 shares;
  issued 5,673,464 shares; 3,081,490 and 3,030,490 shares outstanding
  at September 30, 2002 and 2001, respectively                                 57         38
Additional paid-in capital                                                 38,410     38,636
Retained earnings, substantially restricted                                47,864     40,926
Treasury stock, at cost (2,591,974 and 2,642,974 shares at
  September 30, 2002 and 2001, respectively)                              (30,932)   (31,540)
Common stock acquired by Bank Recognition and Retention Plans                (149)      (178)
Accumluated other comprehensive income                                        741      1,502
                                                                         --------    -------
   Total stockholders' equity                                              55,991     49,384
                                                                         --------    -------


                                                                         $698,915    668,706
                                                                         ========    =======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

Years ended September 30, 2002, 2001, and 2000

                                                                  2002       2001       2000
INTEREST INCOME:
  Loans receivable                                             $ 31,269     39,337     38,329
  Securities                                                      3,745      5,822      5,236
  Mortgage-backed securities                                      8,787      1,223        239
  Other interest income                                              39         72         47
                                                                -------     ------     ------
                                                                 43,840     46,454     43,851
INTEREST EXPENSE:
  Deposits                                                       13,656     19,121     17,992
  Borrowed funds                                                  8,586     12,340     11,120
                                                                -------     ------     ------
                                                                 22,242     31,461     29,112

Net interest income before provision for loan losses             21,598     14,993     14,739
  Provision for loan losses                                         600        295        180
                                                                -------     ------     ------
Net interest income after provision for loan losses              20,998     14,698     14,559

NON-INTEREST INCOME:
  Fees and commissions                                              670        457        452
  Insurance and annuity commissions                                 863        820      1 063
  Gain on sale of securities                                      1,122        231         -
  Gain on sale of loans                                             690        640         -
  Other                                                              41        159         53
                                                                -------     ------     ------
                                                                  3,386      2,307      1,568

NON-INTEREST EXPENSE:
  General and administrative expenses:
    Salaries and employee benefits                                6,544      5,578      5,331
    Office occupancy and equipment                                1,993      1,666      1,452
    Data processing                                                 498        467        521
    Advertising and promotions                                      550        443        554
    Other                                                         2,112      1,546      1,462
                                                                -------     ------     ------
                                                                 11,697      9,700      9,320

Income before income taxes                                       12,687      7,305      6,807
Income tax expense                                                4,684      2,433      2,565
                                                                -------     ------     ------
NET INCOME                                                     $  8,003      4,872      4,242
                                                                =======     ======     ======

Earnings per share - basic                                        $2.61       1.61       1.36
Earnings per share - diluted                                      $2.49       1.54       1.31

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
Years ended September 30, 2002, 2001, and 2000

                                                                                        Accumu-
                                                                              Common  lated Other
                                                                     Common    Stock    Compre-
                                      Additional                     Stock    Acquired  hensive
                               Common   Paid-in   Retained Treasury  Acquired   By      Income
                                Stock   Capital   Earnings  Stock    By ESOP  By BRRP's (loss)   Total

Balance at September 30, 1999    $ 38    38,690   33,771   (28,168)    (632)     (198)   (1,480)  42,021
Net income                         -        -      4,242       -        -          -        -      4,242
Change in accumulated other
    comprehensive income           -        -         -        -        -          -       214       214
                                  ---    ------   -------   ------   ------     ------   -----    ------
Total comprehensive income                                                                         4,456

Purchase of treasury stock
  (191,200 shares)                 -        -         -     (3,377)     -          -        -     (3,377)
Cash dividends ($.47 per share)    -        -       (991)      -        -          -        -       (991)
Amortization of award of BRRP
  stock                            -        -         -        -        -           7       -     7
Cost of ESOP shares released       -        -         -        -        443        -        -        443
Exercise of stock options and
  reissuance of treasury shares
  (20,488 shares)                  -       (150)      -        154      -          -        -          4
Tax benefit related to vested
  BRRP stock                       -          4       -        -        -          -        -          4
Tax benefit related to stock
  options exercised                -         54       -        -        -          -        -         54
Market adjustment for committed
  ESOP shares                      -        182       -        -        -          -        -        182
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 2000      38    38,780   37,022   (31,391)    (189)     (191)  (1,266)   42,803
Net income                         -        -      4,872       -        -          -        -      4,872
Change in accumulated other
    comprehensive loss             -        -         -        -        -          -     2,768     2,768
                                  ---    ------   -------   ------   ------     ------   -----    ------
Total comprehensive income                                                                         7,640
Purchase of treasury stock
  (28,800 shares)                  -        -         -       (562)     -          -        -       (562)
Cash dividends ($.48 per share)    -        -       (968)      -        -          -        -       (968)
Amortization of award of BRRP
  stock                            -        -         -        -        -          13       -         13
Cost of ESOP shares released       -        -         -        -        189        -        -        189
Exercise of stock options and
  reissuance of treasury shares
 (27,500 shares)                   -       (208)      -        413      -          -        -        205
Tax benefit related to vested
  BRRP stock                       -          1       -        -        -          -        -          1
Tax benefit related to stock
  options exercised                -         25       -        -        -          -        -         25
Market adjustment for committed
  ESOP shares                      -         38       -        -        -          -        -         38
                                  ---    ------   -------   ------   ------     ------   -----    ------
Balance at September 30, 2001      38    38,636   40,926   (31,540)     -        (178)   1,502    49,384


                                                    - continued -














                                                                                        Accumu-
                                                                                        lated
                                                                              Common    Other
                                               Additional                     Stock     Compre-
                                         Par     Paid-in   Retained Treasury  Acquired  hensive
                              Shares    Value    Capital   Earnings  Stock    By BRRP's Income    Total

Balance at
 September 30, 2001         3,782,350    $  38    38,636   40,926   (31,540)    (178)    1,502    49,384
Net income                         -        -         -     8,003        -        -         -      8,003
Change in accumulated other
 comprehensive income              -        -         -        -         -        -       (761)     (761)
                             ---------   ------   -------   ------   ------     -----    ------   ------
Total comprehensive income                                                                         7,242
Cash dividends
 ($0.35 per share)                 -        -         -    (1,065)       -         -         -    (1 065)
Amortization of award of
  BRRP stock                       -        -         -       -          -        29         -        29
Exercise of stock options
 and reissuance of treasury
 shares(51,000 shares)             -        -       (266)     -         608        -         -       342
Tax benefit related to
 vested BRRP stock                 -        -         58      -          -         -         -        58
Tax benefit related to
 stock options exercised           -        -          3      -          -         -         -         3
3-for-2 stock split effected
  in the form of a 50%
  stock dividend and payment
  of cash for fractional
  shares                     1,891,114      19       (21)     -         -         -                   (2)
                             ---------    ----    -------   ------   ------    -----    -------   ------
Balance at
  September 30, 2002         5,673,464    $ 57    38,410    47,864  (30,932)    (149)      741    55,991
                             =========    ====    ======    ======   ======      ===       ===    ======



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Dollars in thousands)

Years ended September 30,                                                2002       2001       2000
Cash flows from operating activities:
Net income                                                            $  8,003      4,872      4,242
Adjustment to reconcile net income to net cash provided by
  operating activities:
    Depreciation                                                           741        400        446
    Provision for loan losses                                              600        295        180
    Net amortization and accretion of premiums and discounts               583        (37)        (8)
    Amortization of cost of stock benefit plans                             29         13          7
    ESOP                                                                    -         227        625
    Deferred loan costs, net of amortization                                48        229       (483)
    Stock dividend from FHLB of Chicago                                 (1,217)      (761)      (344)
    Loans originated for sale                                           (4,304)    (2,186)        -
    Proceeds from loans originated for sale                              4,982      2,208         -
    Amortization of deposit base intangible                                  2         11         21
    Loss (gain) on sale of real estate owned                               (12)         5        (13)
    Gain on sale of securities and loans                                (1,812)      (871)         -
    Decrease (increase) in accrued interest receivable                      13        511       (496)
    Decrease (increase) in other assets, net                              (129)       732         38
    Increase (decrease) in other liabilities, net                         (869)     3,124       (649)
                                                                        ------      ------     -----
   NET CASH PROVIDED by OPERATING ACTIVITIES                             6,658      8,772      3,566
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mortgage-backed securities available for sale          (464,325)  (114,224)        -
   Proceeds from maturities of securities available for sale            20,000     40,051         -
   Proceeds from sale of securities available for sale                 402,258     45,736         -
   Proceeds from sale of securities held to maturity                        -       2,443         -
   Proceeds from sale of real estate owned                                 111        280         86
   Proceeds from redemption of Federal Home Loan Bank of Chicago stock  55,500         -          -
   Purchase of Federal Home Loan Bank of Chicago stock                 (68,200)    (7,229)      (106)
   Purchase of securities available for sale                           (61,101)   (50,442)    (7,972)
   Loans originated for investment                                    (159,024)  (140,139)  (110,462)
   Loans purchases                                                        (978)        -          -
   Participations purchased                                            (10,100)        -          -
   Participations sold                                                   3,150         -          -
   Proceeds from sale of loans                                          37,829     54,235         -
   Purchase of premises and equipment                                     (301)      (325)      (169)
   Principal repayments collected on loans receivable                  174,138    155,546     84,013
   Principal repayments collected on foreclosed real estate                 44         -          -
   Principal repayments collected on loans available for sale            3,170         -          -
   Principal repayments collected on mortgage-backed securities         31,480      3,654        684
                                                                        ------      -----     ------
NET CASH USED IN INVESTING ACTIVITIES                                  (36,349)   (10,414)   (33,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                             34,515     18,186     24,417
   Net increase in (repayment of) borrowed funds                        (6,695)   (17,805)    18,900
   Net increase (decrease) in advance payments by borrowers for
      taxes and insurance                                               (1,035)     4,995     (5,788)
   Purchase of treasury stock                                               -        (562)    (3,377)
   3-for-2 stock split effected in the form of a 50% stock
     dividend and payment of cash for fractional shares                     (2)        -          -
   Payment of common stock dividends                                    (1,065)      (968)      (991)
   Proceeds from exercise of stock options                                 342        205          4
                                                                        ------      -----     ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               26,060      4,051     33,165
                                                                        ------      -----     ------
Net change in cash and cash equivalents                                 (3,631)     2,409      2,805
Cash and cash equivalents at beginning of year                           8,604      6,195      3,390
                                                                        ------      -----     ------
Cash and cash equivalents at end of year                              $  4,973      8,604      6,195
                                                                        ======      =====     ======
CASH PAID DURING THE YEAR FOR:
  Interest                                                            $ 22,593     31,667     29,180
  Income taxes                                                           5,769      1,557      2,292
NON-CASH INVESTING ACTIVITIES:
  Loans transferred to real estate in foreclosure                          546        277        231
  Due to broker for securities transactions                             13,169     14,918         -
  Loans transferred to held for sale                                        -      94,302         -
                                                                        ======     ======     ======

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

The Company through the branch network of the Bank provides financial and other banking services to customers located primarily in Chicago and surrounding suburbs of Chicago. Customers in these areas are primarily users of the Bank's loan and deposit services. A major portion of loans are secured primarily by real estate collateral, although borrower cash flow is expected to be the primary source of repayment.

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

SECURITIES
Securities which the entity has the positive intent and ability to hold to maturity are classified as "held to maturity" and measured at amortized cost. Securities purchased for the purpose of being sold are classified as trading securities and measured at fair value with any changes in fair value included in earnings. All other securities that are not classified as "held to maturity" or "trading" are classified as "available for sale." Securities available for sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of related tax effects. The Company does not have any securities designated as trading.

Interest income includes amortization of purchase premium or discount. For securities classified as either available for sale or held-to-maturity, the Company determines whether a decline in fair value below the amortized cost basis is other than temporary in nature. If the decline in fair value is judged by management to be other than temporary, the cost basis of the individual security is written down to fair value as the new cost basis and the amount of the write-down is included in earnings.

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

Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loans observable market price or at the fair value of the collateral if the loan is collateral dependent. Factors in determining impairment include payment status, collateral value, and the probability of collecting scheduled payments. Large groups of smaller balance homogeneous loans, such as residential mortgages and consumer loans, are collectively evaluated for impairment.

The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. The allowance for loan losses reflects management's estimate of the reserves needed to cover probable incurred credit losses within the Bank's loan portfolio. In determining an appropriate level of loss reserves, management periodically evaluates the adequacy of the allowance based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans receivable. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

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

INCOME TAXES
Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Income tax benefits attributable to vested Bank Recognition and Retention Plans (BRRP) stock and exercised non-qualified stock options are credited to additional paid-in-capital.

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

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits, and federal funds sold.

EARNINGS PER SHARE
Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share include the dilutive effect of additional potential shares issuable under stock options.

Weighted average shares used in calculating earnings per share are summarized below:

                                                 2002       2001      2000
                                                ------     -----      -----
Basic
  Net Income                                 $    8,003      4,872      4,242
                                              ---------- ---------  ---------
  Weighted average common shares outstanding  3,069,172  3,025,074  3,138,139
  Less: Average unallocated ESOP shares              -      (1,770)   (23,004)
                                              ---------- ---------  ---------
     Average shares                           3,069,172  3,023,304  3,115,135

Basic earnings per common share              $     2.61  $    1.61  $    1.36
                                              ---------- ---------  ---------

Diluted
  Net income                                 $    8,003      4,872      4,242
                                              ---------- ---------  ---------
  Weighted average common shares outstanding
  for basic earnings per common share         3,069,172  3,023,304  3,115,135
  Add:  Dilutive effect of assumed exercises
        of stock options                        142,642    132,709    125,793
                                              ---------  ---------  ---------
     Average shares                           3,211,814  3,156,013  3,240,928
                                              ---------  ---------  ---------
Diluted earnings per common share            $     2.49  $    1.54  $    1.31
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

NEW ACCOUNTING PRONOUNCEMENTS

Statement No. 141 was issued to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction.

Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The adoption of this new accounting standard will have no effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting For Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this pronouncement to have a material effect on the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of this pronouncement to have a material effect on the Company.

The FASB recently issued SFAS No. 145 and No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments of debt and leases and includes some minor technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145, they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease. SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs, or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No. 146 to be material to the Company's financial statements.

(2)  Mortgage-backed Securities

Mortgage-backed securities at September 30, are summarized as follows:

                                         2002                                   2001
                                    Gross      Gross                       Gross       Gross
                       Amortized  unrealized  unrealized  Fair    Amortized unrealized unrealizef Fair
                         cost       gains      losses    value      cost     gains      losses   value
                                                        (in thousands)

FHLMC pass-through
 certificates          $   63,728      291     (27)      63,992       8,977     162         -      9,139
FNMA pass-through
 certificates              50,454      265     (22)      50,697      65,426   1,098         -     66,524
GNMA pass-though
 certificates              84,068      367      (3)      84,432      51,545     477         -     52,022
Collateralized Mortgage
   Obligations             17,261      165     (42)      17,384          -       -          -         -
                         --------   ------   -----      -------      ------    ----       ----    ------
                      $ 215,511    1,088    (94)     216,505    125,948   1,737        -    127,685
                        =======   ======   =====     =======    =======   =====      =====  =======


Sales of mortgage-backed securities available for sale securities were as follows:

                                                 2002       2001      2000
                                                ------     -----      -----

Proceeds                                     $  340,484      --         --
Gross gains                                         786      --         --
Gross losses                                        128      --         --
                                              =========  =========  =========

Proceeds from the sale of mortgage-backed securities held to maturity in 2001 were $2.4 million, resulting in gross gains of $77,000. The amortized cost of these securities was $2.4 million. There were no sales of mortgage-backed securities during the year ended September 30, 2001.

The mortgage-backed securities held at September 30, 2002 all have a contractual maturity term of either 30, 20 or 15 years. Expected maturities may differ from the contractual maturities because of prepayments on the underlying mortgage loans.

(3) Securities Available for Sale

Securities available for sale at September 30, are summarized as follows:

                                         2002                                      2001
                                    Gross      Gross                          Gross       Gross
                       Amortized unrealized unrealized  Fair      Amortized unrealized unrealized   Fair
                         cost      gains     losses     value        cost      gains      losses    value
                                                        (in thousands)
U.S. Government and
  agency obligations
  due:
    After 5 years       $  7,831     52       (73)      7,810       23,109      90         -      23,199
      to 10 years

Municipal securities -
    After 10 years
      or more                803     56        -          859        3,491      11        10       3,492

Corporate Securities:
    After 5 5 years
      to 10 years             -      -         -           -         3,553      81         -       3,643
    After 10 years        13,561    255       (89)     13,727       11,166     519         4      11,681
                        --------   ----     -----     -------      -------     ----     -----   --------
                       $  22,195    363      (162)     22,396       41,319     701        14      42,006
                        ========   ====     =====     =======      =======     ====     =====     ======

Sales of available for sale securities were as follows:

                                                 2002       2001      2000
                                                ------     -----      -----

Proceeds                                     $   61,774   45,736        --
Gross gains                                         611      231        --
Gross losses                                        147      --         --
                                              =========  =========  =========

The fair value of securities available for sale is based upon quoted market prices where available. Actual maturities may differ from contractual maturities shown in the table above because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



(4)  Loans Held for Sale

At September 30, 2002 and 2001, the Bank had $83,000 and $41.2 million of fixed-rate loans classified as held for sale with weighted average rates of 7.86% and 7.61%, respectively. As discussed in Note 5, the loans at September 30, 2001 were transferred from the loans receivable portfolio.

(5)  LOANS RECEIVABLE

Loans receivable are summarized as follows at September 30:

                                                     2002               2001
                                                         (in thousands)
One-to-four family mortgages                      $ 248,984           269,472
Multi-family mortgages                              126,615           120,432
Commercial                                            1,647             1,665
Commercial loans secured by leases                   16,343                -
Construction                                          6,729            15,325
Consumer loans                                       13,940            15,096
                                                  ---------          --------
Gross loans receivable                              414,258           421,990

Add (deduct):
  Loans in process                                      (56)             (107)
  Deferred loan costs                                 2,310             2,336
  Allowance for losses on loans                      (1,826)           (1,236)
  Unearned discount on consumer loans                    (1)               (3)
                                                  ---------          --------
                                                  $ 414,685           422,980
                                                  =========          ========


Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 2002, 2001, and 2000 were approximately $58,965,000, $58,713,000, and $6,062,000, respectively. Custodial balances maintained in connection with the mortgage loans serviced for others were included in deposits at September 30, 2002, 2001, and 2000, and were approximately $3.65 million, $3.47 million, and $207,000, respectively. Service fee income for the years ended September 30, 2002, 2001, and 2000 was $147,000, $19,000, and $22,000, respectively.

During September 2001 management transferred $94.3 million to loans held for sale to improve flexibility in monitoring interest rate risk. Adjustable mortgages totaling $53.4 million were sold in September 2001, resulting in a gain of $618,000. The balance of these loans was sold during fiscal 2002, resulting in a gain of $643,800. Mortgage servicing rights of $127,000 and $200,000 were recorded in the sale of these loans in 2002 and 2001, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                2002      2001      2000
                                                      (in thousands)
Balance at beginning of year                 $ 1,236       950       780
Provision for loan losses                        600       295       180
Charge-offs-loans receivable                     (36)      (12)      (13)
Recoveries                                        26         3         3
                                               -----      ----       ---
Balance at end of year                       $ 1,826   $ 1,236       950
                                               =====     =====       ===

Non-accrual loans receivable were as follows:

                                                     Principal     Percent of
                                                      Balance      total loans
                                           Number  in thousands)   receivable

September 30, 2002:
  Loans receivable                          12        $ 1,297        0.31%
  Commercial loans secured by leases         1          1,036        0.25
                                           ---          -----        ----
                                            13          2,333        0.56

September 30, 2001:
  Loans receivable                           9        $   677        0.16

September 30, 2000:
  Loans receivable                           5        $   379        0.07
                                           ===          =====        =====


The Company's non-performing loan policies, which address nonaccrual loans and any other loans where the Company may be unable to collect all amounts due according to the contractual terms of the loans, meets the definition set forth for impaired loans. At September 30, 2002 the recorded investment in a commercial loan secured by a lease considered to be impaired was $1.0 million, under which K-Mart Corporation was the lessee. This loan is a direct financing lease included in the Company's commercial loans secured by the leases portion of the loan portfolio. K-Mart filed for bankruptcy protection on January 22, 2002. The K-Mart lease loan is secured by revenue producing equipment with an original cost of $1.5 million that was purchased and installed during the second half of 2001. Subsequent to filing for bankruptcy protection, K-Mart closed a number of its retail stores, including some in which this equipment was located. K-Mart informed the Bank that the equipment located in closed stores has been moved to stores that will remain open.

While the K-Mart commercial loan secured by the lease is currently performing in accordance with its terms, no assurance can be given that this will continue to be the case and such performance may depend on the terms of the reorganization plan for K-Mart. No assurances can be made that a loss related to these loans will not be incurred.

The average recorded investment in impaired loans for the year ended September 30, 2002 was $1.14 million. The related allowance for impaired loans at September 30, 2002 was $259,000. For the year ended September 30, 2002, there was no interest income recorded.

At and during the year ended September 30, 2001 and 2000, there were no loans considered to be impaired.


(6)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows at September 30:

                                                     2002           2001
                                                         (in thousands)
Loans receivable                                   $ 2,105          2,338
Mortgage-backed securities                           1,025            603
Investment securities                                  178            571
FHLB Stock                                             403            174
Reserve for uncollected interest                       (74)           (36)
                                                    ------          -----
                                                   $ 3,637          3,650
                                                    ======          =====


(7)  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at September 30:

                                                      2002          2001
                                                        (in thousands)
Land                                               $   863           858
Buildings                                            4,006         3,858
Leasehold improvements                               1,489         1,429
Furniture, fixtures, and equipment                   4,308         4,220
                                                    ------         -----
                                                    10,666        10,365
Less accumulated depreciation and amortization       7,256         6,515
                                                    ------         -----
                                                   $ 3,410         3,850
                                                    ======         =====

Depreciation and amortization of premises and equipment for the years ended September 30, 2002, 2001 and 2000 was $741,000, $400,000, and $446,000,
respectively.

The Bank is obligated under non-cancelable leases on two of its branches. The leases contain renewal options and rent escalation clauses. Rent expense under these leases for the years ended September 30, 2002, 2001, and 2000 approximated $196,000, $151,000, and $147,000, respectively. The projected minimum rentals under existing leases as of September 30, 2002 are as follows:


Year ended September 30,                      Amount
            2003                             136,000
            2004                             142,000
            2005                             145,000
            2006                             145,000
            2007                             145,000
            Thereafter                       126,000
                                           ---------
            Total                        $   839,000
                                           =========


(8)  DEPOSITS

Deposits are summarized as follows at September 30:

                                            2002                                    2001
                            Stated or                                Stated or
                            Weighted               Percent            Weighted                 Percent
                            Average                of total            Average                of total
                             Rate       Amount     deposits             Rate      Amount      deposits
                                                      (Dollars in thousands)
Passbook accounts            1.92%     $133,979     30.9%              3.04%     $132,217      33.1%
NOW accounts                 1.80        44,559     10.3               1.82        32,615       8.2
Money market and
  management accounts        2.21        19,801      4.5               3.36        12,345       3.1
                             ----       -------     ----               -----       ------      -----
                                        198,339     45.7                          177,177      44.4

Certificate accounts:
  3-month certificates       2.23         2,397      0.6               3.71         1,049       0.3
  6-month certificates       2.54        10,956      2.5               4.14        17,246       4.3
  7-month certificates       2.52         5,047      1.2               4.89        13,772       3.4
  8-month certificates       2.70         4,091      0.9               5.30        61,359      15.4
  10-month certificates      2.81         8,607      2.0               4.58        60,548      15.2
  12-month certificates      3.29        46,072     10.6               5.49        19,228       4.8
  13-month certificates      3.61        60,000     13.8               4.79        10,280       2.6
  15-month certificates      3.48        40,942      9.4               4.55         7,388       1.8
  18-month certificates      3.49         2,249      0.5                 -             -         -
  24-month certificates      4.06        12,569      2.9               6.68        20,978       5.2
  36-month certificates      4.50         5,104      1.2               5.06         3,889       1.0
  36-month rising
    rate certificates        4.39         1,314      0.3               4.33         1,775       0.4
  60-month certificates      4.50         4,309      1.0               5.77         4,930       1.2
  Jumbo certificates         3.33        32,138      7.4                 -             -         -
                             ----       -------     ----               -----      -------     -----
                                        235,795     54.3                          222,442      55.6
                                        -------     ----                          -------      -----
                             2.67%     $434,134    100.0%              4.17%     $399,619     100.0%
                             ====       =======    =====               =====      =======      =====

The contractual maturities of certificate accounts are as follows at September
30:

                                      2002                    2001
                               Amount     Percent       Amount        Percent
                           (in thousands)           (in thousands)
Under 12 months             $ 191,267      81.1%        207,581         93.3
12 to 36 months                43,760      18.6          14,096          6.3
Over 36 months                    760       0.3             765          0.4
                            ---------     -----         -------        -----
                            $ 235,787     100.0%        222,442        100.0%
                            =========     =====         =======        =====


The aggregate amount of certificate accounts with a balance of $100,000 or greater at September 30, 2002 and 2001 was approximately $54,013,000 and $38,343,000, respectively.


(9)  BORROWED FUNDS

Borrowed funds are summarized as follows at September 30:

                                      Interest rate            Amount
                                      2002     2001        2002       2001
                                                            (in thousands)
Secured advances from the
  FHLB of Chicago:
    Fixed rate advances due:
      December 5, 2001                   - %   7.12     $      -      25,000
      May 8, 2002                        -     7.40            -      25,000
      November 25, 2002                2.50      -         10,000         -
      June 5, 2003 (callable)          6.44    6.44        25,000     25,000
      October 20, 2003 (callable)      5.95    5.95        30,000     30,000
      March 20, 2004                   4.02      -         25,000         -
      September 27, 2004               4.00    4.00        20,000     20,000
      November 23, 2004                3.94      -         10,000         -
      August 22, 2010 (callable)       6.22    6.22         5,000      5,000
      September 7, 2010 (callable)     6.07    6.07         5,000      5,000
      November 23, 2011 (callable)     4.33      -         10,000         -

    Open line advance, due on demand   2.22    3.50        38,700     48,100
                                       ----   -----       -------    -------
Total borrowings from FHLB of Chicago                     178,700    183,100

Unsecured line of credit               4.00%   6.07         1,950      4,245
                                       ----   -----       -------    -------
                                                        $ 180,650  $ 187,345
                                                          =======    =======

FEDERAL HOME LOAN BANK OF CHICAGO ADVANCES The Bank has entered into a collateral pledge agreement whereby the Bank has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the FHLB of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. In addition the Bank has $41.0 million in mortgage-backed securities pledged as collateral.

Included in FHLB of Chicago advances at September 30, 2002 are $75.0 million of fixed-rate advances with original scheduled maturities of 2 to 10 years, which are callable at the discretion of the FHLB of Chicago at periods from 6 months to 5 years from the origination date. The average term to maturity on these advances is 2.9 years, while the average term to call is 1.1 years. The Bank receives a lower cost of borrowing on such advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advance prior to its final maturity.

UNSECURED TERM BANK LINE OF CREDIT During fiscal 2002, the Company obtained a $7.0 million unsecured line of credit from an unrelated financial institution. The loan provides for an interest rate of the prime rate or 2% over the one, two, or three-month LIBOR at management's discretion, adjustable and payable at the end of the repricing period. At September 30, 2002, the loan carries an interest rate of 2% over the three-month LIBOR of 1.78%, but not less than 4.00%. The loan requires quarterly payments of all accrued unpaid interest due and one payment of all outstanding principal plus all accrued unpaid interest on December 14, 2002. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. At September 30, 2002, the Company was in compliance with these covenants.


(10)  Regulatory Matters

The Bank is subject to regulatory capital requirements under the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratios, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. Management believes, as of September 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                            To be well capitalized
                                                             For capital          under prompt
                                           Actual         adequacy purposes      corrective action
                                       Amount    Ratio    Amount     Ratio      Amount     Ratio
                                                    (dollars in thousands)
As of September 30, 2002
Total capital
  (to risk weighted assets)          $ 56,182    17.29%    26,887     8.00       33,609    10.00

Tier 1 capital
  (to risk weighted assets)            56,271    16.74       n/a       n/a       20,165     6.00

Tier 1 capital
  (to adjusted assets)                 56,271     8.07     20,928     3.00       34,880     5.00

Tangible capital
  (to total assets)                    56,271     8.07     10,464     1.50         n/a       n/a


As of September 30, 2001:
Total capital
  (to risk weighted assets)          $ 51,367    17.65     23,281     8.00       29,101    10.00

Tier 1 capital
  (to risk weighted assets)            50,131     17.23      n/a       n/a       17,461     6.00

Tier 1 capital
  (to adjusted assets)                 50,131     7.51     20,013     3.00       33,355     5.00

Tangible capital
  (to total assets)                    50,131     7.51     10,028     1.50         n/a       n/a



(11)  INCOME TAXES

Income tax expense is summarized as follows for the years ended September 30:

                                            2002        2001        2000
                                                    (in thousands)
Current:
  Federal                                 $ 4,903       2,125        2,015
  State                                       830         304          360
                                           ------       -----        -----
Total current                               5,733       2,429        2,375

Deferred:
  Federal                                    (722)        316          181
  State                                      (122)         82            9
  Change in valuation allowance              (205)       (394)           -
                                           ------       -----        -----
Total deferred                             (1,049)          4          190
                                           ------       -----        -----
                                          $ 4,684       2,433        2,565
                                           ======       =====        =====

The reasons for the difference between the effective tax rate and the corporate federal income tax rate of 34% are detailed as shown below for the years ended September 30:

                                            2002         2001         2000
Federal income tax rate                     34.0%        34.0         34.0
State income taxes, net of federal benefit   3.5          3.9          3.7
Change in valuation allowance               (1.6)        (5.4)          --
Other                                        1.0          0.8           --
                                           ------       -----        -----
Effective income tax rate                   36.9%        33.3         37.7
                                           ======       =====        =====

Retained earnings at September 30, 2002 included $4 million of "base-year" tax bad debt reserves for which no provision for federal or state income taxes has been made. If in the future this amount, or a portion thereof, is used for certain purposes, then a federal and state tax liability will be imposed on the amount so used at the then current corporate income tax rates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at September 30:

                                                                2002       2001
                                                                 (in thousands)
Deferred tax assets:
  Deferred compensation                                         $   124        23
  Allowance for loan losses                                         710       475
  Decline in value of investment security                           507       712
  Retirement and pension plans                                      501       463
  Other                                                               4        22
                                                                  -----     -----
                                                                  1,846     1,695
Less valuation allowance                                           (507)     (712)
                                                                  -----     -----
Deferred tax assets                                               1,339       983

Deferred tax liabilities:
  Deferred loan fees and costs                                   (1,286)   (2,081)
  FHLB stock, due to stock dividends                               (828)     (540)
  Property and equipment, due to depreciation                      (261)     (283)
  Tax bad debt reserves                                            (284)     (426)
  Mortgage servicing rights                                         (60)      (74)
  Unrealized gain on securities available for sale                 (454)     (921)
  Other                                                             (12)      (20)
                                                                 ------     -----
Deferred tax liabilities                                         (3,185)   (4,345)
                                                                 ------     -----
Net deferred tax liability                                      $(1,846)   (3,362)
                                                                 ======    ======

The valuation allowance for deferred tax assets was $507,000 and $712,000 as of September 30, 2002 and 2001. The valuation allowance relates to the capital loss of an investment security. The change in the valuation allowance in 2002 resulted from the use of a portion of the capital loss carryforward to offset capital gains generated in 2002. As capital losses can only be utilized to offset capital gains, there is uncertainty as to the realization of this remaining deferred tax asset.


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

Accumulated benefit obligation, projected benefit obligation, accrued pension liability, and net periodic pension cost, as estimated by the consulting actuary, and plan net assets as of August 31, the date of the latest actuarial valuation, are as follows:


                                                            2002       2001
                                                             (in thousands)
Change in benefit obligation:
  Beginning benefit obligation                            $ 1,908     1,718
  Service cost                                                139       139
  Interest cost                                               128       129
  Actuarial gain                                               83       132
  Benefits paid                                               (32)     (210)
                                                            -----     -----
Ending benefit obligation                                   2,226     1,908

Change in plan assets, at fair value:
  Beginning plan assets                                     1,754     1,978
  Actual return                                              (105)      (14)
  Employer contribution                                       160        --
  Benefits paid                                               (32)     (210)
                                                            -----     -----
Ending plan assets                                          1,777     1,754

Funded status                                                (449)     (154)
  Unrecognized net actuarial gain                             187       (69)
  Unrecognized prior service cost                              20       (32)
  Unrecognized transition obligation                          (27)      (34)
                                                            -----     -----
Accrued benefit cost                                      $  (269)     (289)
                                                            =====     =====

The component of pension expense and related Actuarial assumptions were as follows for the years ended September 30:

                                                      2002     2001    2000
                                                          (in thousands)
Service cost                                         $ 139      139     153
Interest cost                                          128      129     127
Actuarial return on plan assets                       (117)    (152)   (255)
Net amortization and deferral                          (10)     (21)    (10)
Net gain (loss) on assets                               -        -      117
                                                      ----      ---     ---
Net periodic pension cost                            $ 140       95     132
                                                      ====      ===     ===

Discount rate on benefit obligation                   6.50%    7.25%   7.25%
Long-term expected rate of return on plan assets      7.00     8.00    8.00
Rate of compensation increase                         4.50     6.00    6.00
                                                      ====     ====    ====

The Bank sponsors the Fidelity Federal Savings Bank Supplemental Retirement Plan. The Supplemental Retirement Plan is intended to provide retirement benefits and preretirement death and disability benefits for certain officers of the Bank. Benefits accrued were $1.57 million $991,000 at September 30, 2002 and 2001, respectively. The expense for the years ended September 30, 2002, 2001, and 2000 was approximately $550,000, $124,000, and $77,000, respectively.


(13)  Officer, Director, and Employee Benefit Plans

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) In conjunction with the Bank's conversion, the Bank formed an ESOP. The ESOP covers substantially all full-time employees over the age of 21 and with more than one year of employment. The ESOP borrowed $2.9 million from the Company and purchased 436,425 common shares (adjusted for stock split) of the Company issued in the conversion. The Bank committed to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period not to exceed seven years. During fiscal 2001 the loan was fully repaid. Compensation expense related to the ESOP was $77,000, $196,000, and $415,000 for the years ended September 30, 2002, 2001, and 2000, respectively. The ESOP was frozen January 1, 2002 and pursuant to that action all participants became fully vested in their accounts.

The ESOP held 341,425 and 359,853 shares at September 30, 2002 and 2001, respectively.

401(K) PLAN On January 1, 2002, the Bank began sponsoring a contributory 401(k) profit sharing plan. All employees over age 18 that have completed 3 months of service are eligible to participate in the plan. The Company makes a 3% of compensation contribution to the 401(k) Plan. The Plan allows the employees to make pre-tax contributions. The Company does not make any matching contributions to the plan. The Bank, at its discretion, may make additional contributions. Due to the safe harbor nature of the Company's contributions, employees are immediately vested. The Bank made contributions of $87,000 for the year ended September 30, 2002.

STOCK OPTION PLANS In conjunction with the conversion, the Company and its stockholders adopted an incentive stock option plan for the benefit of employees of the Company and a directors' stock option plan for the benefit of outside directors of the Company.

The number of shares of common stock authorized under the employees' plan is 430,969. The exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. Under the employees' plan, options granted become exercisable at a rate of 20% per year commencing one year from the date of the grant. A summary of the stock option activity and related information in the employee plan follows:


                                      2002                   2001                2000
                                          Weighted               Weighted            Weighted
                                          Average                Average             Average
                                          Exercise               Exercise            Exercise
                                  Shares    Price        Shares    Price     Shares    Price
                                 -------- ---------     -------- ---------  -------- --------
Outstanding at beginning of year  230,859   $ 6.73       254,184   $  6.77   257,814   $  6.76
Granted                            37,081    19.47        18,000     14.97         -        -
Exercised                         (39,150)    6.73       (41,325)     6.89    (3,630)     6.67
Cancelled                              -        -             -         -         -         -
                                 --------   ------       -------   -------   -------   -------
End of period                    228,790   $  9.45       230,859  $   6.73   254,184   $  6.77
                                 =======    ======       =======   =======   =======   =======
Options exercisable              175,059                 212,409             252,384
                                 =======                 =======             =======
Fair value of options granted
  during the year                          $  3.90                $   1.81                N/A
                                            ======                  ======              ======

At September 30, 2002, no options were available for additional grants under the employee plan.

The number of shares of common stock authorized under the directors' plan is 114,561. The exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. Options issued to outside directors of the Company are immediately
exercisable.   A summary of the stock option activity and related information in the director plan follows:

                                        2002                   2001                2000
                                          Weighted               Weighted            Weighted
                                          Average                Average             Average
                                          Exercise               Exercise            Exercise
                                  Shares    Price        Shares    Price     Shares    Price
                                 -------- ---------     -------- ---------  -------- --------
Outstanding at beginning of year 41,742    $  8.47      41,742    $  8.47    51,699   $  6.67
Granted                          17,431      19.47          -          -     14,946     11.71
Exercised                       (11,850)      6.67          -          -    (24,903)     6.67
Cancelled                            -          -           -          -         -         -
                                 -------    ------      -------    ------    -------    -----
End of period                    47,323    $ 12.97      41,742    $  8.47    41,742   $  8.47
                                 =======    ======      =======    ======    =======   ======
Options exercisable              47,323                 41,742               41,742
                                 =======                =======              =======
Fair value of options granted
 during period                             $  3.90                $  N/A              $  1.44
                                            ======                 ======              ======

At September 30, 2002, no options were available for additional grants under the directors' plan.

The following table summarizes information about the stock options outstanding at September 30, 2002:

                                     Outstanding             Exercisable
                                  -----------------      -----------------
                                          Weighted               Weighted
                                           Average                Average
                                          Remaining              Remaining
                                         Contractual            Contractual
                                  Number     Life        Number     Life
                                 --------  ---------    --------  ---------
Range of Exercise Prices
$ 6.67 to $13.00                 210,351      1.95       204,951     1.79
$13.01 to $17.56                  11,250      8.89            --       --
$18.19 to $19.47                  54,512      9.51        17,437     9.51
                                --------     -----      --------    -----
                                 276,113      3.73       222,388     2.39
                                ========     =====      ========    =====

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future in more options granted.


                                                   2002      2001     2000
Net Income:
   As reported                                   $ 8,003    4,872    4,242
   Pro forma                                       7,871    4,865    4,222

Earnings per share:
 Basic:
   As reported                                      2.61     1.61     1.36
   Pro forma                                        2.57     1.61     1.35

 Diluted:
   As reported                                      2.49     1.54     1.31
   Pro forma                                        2.45     1.53     1.30


The pro forma effects are computed using the option pricing models, using the following weighted-average assumptions as of the grant date.

                                                   2002      2001      2000
Dividend yield                                     1.76%     2.31%     2.71%
Risk-free interest rate                            3.63%     5.28%     5.90%
Weighted average expected life                     4.8 yrs   4.8 yrs   4.8 yrs
Expected volatility                               34.72%    28.16%    11.28%



(14)   OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                  Year ended September 30,
                                                  2002    2001      2000
Unrealized holding gains and losses on
   available for sale investment securities    $(2,352)   4,696      316
Less reclassification adjustment for gains
   later recognized in income                   (1,122)    (231)      -
                                                 -----     ----   -------
Net unrealized gains and losses                 (1,230)   4,465      316
Tax effect                                         469   (1,697)    (102)
                                                 -----     ----   -------
Other comprehensive income (loss)              $  (761)   2,768      214
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

Commitments to originate mortgage loans at September 30, 2002 of $10.7 million represent amounts that the Bank plans to fund within the normal commitment period of 60 to 90 days of which $3.5 million were fixed rate, with rates ranging from 5.75% to 7.50%, and $7.2 million were adjustable rate.

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

SECURITIES The fair value of securities is the quoted market price, if available, or the quoted market price for similar securities. The fair value of FHLB of Chicago stock is recorded at redemption value, which is equal to cost.

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

DEPOSITS The fair values for demand deposits with no stated maturity are equal to the amount payable on demand as of September 30, 2002 and 2001, respectively. The fair value for fixed-rate certificate accounts is based on the discounted value of contractual cash flows using the interest rates currently being offered for certificates of similar maturities as of September 30, 2002 and 2001, respectively.

BORROWED FUNDS Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The estimated fair value of the Company's financial instruments at September 30, 2002 and 2001 are as follows:

                                                2002                             2001
                                      Carrying     Estimated         Carrying     Estimated
                                       amount       fair value         amount       fair value
                                                         (in thousands)
FINANCIAL ASSETS:
  Cash and due from banks             $   3,828           3,828           7,107          7,107
  Interest-earning deposits               1,045           1,045           1,397          1,397
  Federal funds sold                        100             100             100            100
  Mortgage-backed securities            216,505         216,505         127,685        127,685
  Securities                             54,368          54,368          60,061         60,061
  Loans receivable                      414,685         439,984         422,980        447,456
  Loans held for sale                        83              83          41,219         41,910
  Accrued interest receivable             3,637           3,637           3,650          3,650
                                        -------         -------         -------        -------
Total financial assets                $ 694,251         719,550         664,199        689,366
                                        =======         =======         =======        =======
FINANCIAL LIABILITIES:
  Noninterest-bearing deposits           14,174          14,174          13,746         13,746
  NOW, money market and management,
    and passbook accounts               184,165         184,165         163,431        163,431
  Certificate accounts                  235,795         239,145         222,442        223,763
  Borrowed funds                        180,650         187,670         187,345        191,784
  Accrued interest payable                  781             781           1,081          1,081
                                        -------         -------         -------        -------
Total financial liabilities           $ 615,565         625,935         588,045        593,805
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


(18) CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition at September 30, 2002 and 2001 and condensed statements of earnings and cash flows for each of the three years in the period ended September 30, 2002 for Fidelity Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                     STATEMENT OF FINANCIAL CONDITION
                                                            September 30,
                                                         2002          2001
                                                            (in thousands)
ASSETS
Cash and cash equivalents                            $    808            983
Securities available for sale,                          4,120          4,080
Equity investment in the Bank                          56,181         51,980
Accrued interest                                           45             81
Other assets                                            1,147          1,908
                                                      -------         ------
                                                     $ 62,301         59,032
                                                      =======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Borrowed funds from Bank                                4,000          4,000
Other borrowed funds                                    1,950          4,245
Accrued taxes and other liabilities                       360          1,403
                                                      -------         ------
Total liabilities                                       6,310          9,648

Stockholders' equity                                   55,991         49,384
                                                      -------         ------
                                                     $ 62,301         59,032
                                                      =======         ======

                            STATEMENTS OF EARNINGS
                                           Year ended September 30,
                                     2002          2001            2000
                                                  (in thousands)

Equity in earnings of the Bank     $ 8,568        4,842           4,463
Interest income                        338          493             103
Interest expense                      (484)        (647)           (165)
Gain on sale of security                50          125              --
Non-interest expense                  (780)        (377)           (307)
                                    ------        -----           -----
Income before income taxes           7,692        4,436           4,094
Income tax benefit                    (311)        (436)           (148)
                                    ------        -----           -----
Net income                         $ 8,003        4,872           4,242
                                    ======        =====           =====

                              STATEMENTS OF CASH FLOWS
                                                 Year ended September 30,
                                             2002          2001           2000
                                                        (in thousands)
OPERATING ACTIVITIES:
  Net income                                 $ 8,003       4,872         4,242
  Equity in earnings of the Bank              (8,568)     (4,842)       (4,463)
  Dividends received from the Bank             3,610         300         1,695
  Net amortization and accretion of
    premiums and discounts                        -          (27)           -
  Gain on sale of security                       (50)       (125)           -
  Decrease (increase) in accrued
    interest receivable                           36          81          (162)
  Decrease (increase) in other assets            761        (269)          145
  Increase (decrease) in accrued taxes and
    other liabilities                           (997)       (304)         (240)
                                              ------       -----         -----
Net cash provided by (used in)
  operating activities                         2,795        (314)        1,217

INVESTING ACTIVITIES:
  Purchase of securities available
    for sale                                  (2,000)     (4,000)       (7,972)
  Proceeds from sale of securities             2,050       8,125            -
  Principal repayments received
    on ESOP loan                                  -          460           443
                                              ------       -----         -----
Net cash provided by (used in)
    investing activities                          50       4,585        (7,529)

FINANCING ACTIVITIES:
  Proceeds from intercompany loans                -           -          8,000
Proceeds from (repayment of)
    borrowed funds                            (2,295)     (3,605)        3,850
  Purchase of treasury stock                      -         (562)       (3,377)
  Payment of common stock dividends           (1,065)       (968)         (991)
  3-for-2 stock split effected in the
    form of a 50% stock dividend and
    payment of cash for fractional shares         (2)         -             -
  Proceeds from exercise of stock options        342         205             4
                                              ------       -----         -----
Net cash provided by (used in)
    financing activities                      (3,020)     (4,930)        7,486
                                              ------       -----         -----
Net increase (decrease) in cash
    and cash equivalents                        (175)       (659)       (1,174)
Cash and cash equivalents at beginning
  of year                                        983       1,642           468
                                              ------       -----         -----
Cash and cash equivalents at end of year     $   808         983         1,642
                                              ======       =====         =====

(19)  QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth certain unaudited income and expense and per share data on a quarterly basis for the three-month period indicated:

                                     Year ended September 30, 2002      Year ended September 30, 2001
                                  1st Qtr  2nd Qtr  3rd Qtr  4th Qtr   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                                              (in thousands, except per share data)
Interest income                 $ 11,391   10,795   11,192   10,462    11,933   11,656   11,185   11,680
Interest expense                   6,357    5,647    5,374    4,864     8,553    8,083    7,568    7,257
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  before provision
  for loan losses                  5,034    5,148    5,818    5,598     3,380    3,573    3,617    4,423
Provision for loan
  losses                             140      110      200      150        70       40       70      115
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net interest income
  after provision for
  loan losses                      4,894    5,038    5,618    5,448     3,310    3,533    3,547    4,308

Non-interest income                  985      771      663      967       385      512      444      966
Non-interest expense               2,771    2,812    2,796    3,318     2,439    2,354    2,257    2,650
                                   -----    -----    -----    -----     -----    -----    -----    -----
Income before income tax
  expense                          3,108    2,997    3,485    3,097     1,256    1,691    1,734    2,624
Income tax expense                 1,163    1,119    1,262    1,140       393      642      647      751
                                   -----    -----    -----    -----     -----    -----    -----    -----
Net income                      $  1,945    1,878    2,223    1,957       863    1,049    1,087    1,873
                                   =====    =====    =====    =====     =====    =====    =====    =====

Earnings per share - diluted    $   0.61     0.59     0.69     0.61      0.27     0.33     0.34     0.59
                                    ====     ====     ====     ====     =====    =====    =====    =====
Cash dividends declared
  per share                     $   0.08     0.08     0.09     0.10      0.08     0.08     0.08     0.08
                                    ====     ====     ====     ====     =====    =====    =====    =====


(20) CONTINGENCY

The Company has attempted to realize some recovery of the $3.0 million of Reliance Acceptance Group, Inc. (RAG) subordinated notes, which were written-off during the fourth quarter of fiscal 1997, through participation on the Official Committee of the Unsecured Creditors of RAG and formulation of a plan for RAG's bankruptcy litigation. The Estate Representatives for RAG arrived at a preliminary settlement with certain parties that would allow RAG to settle or satisfy the claims of certain of its creditors including the Company. The proposed settlement is subject to certain significant conditions and no assurances can be provided that the settlement will be completed or that the Company will receive any of the settlement proceeds. Since the amount of the settlement, if any, cannot be quantified until various legal processes are complete, no estimated recovery has been recorded in the Company's financial statements as of September 30, 2002.

                           Independent Auditors' Report


The Board of Directors
Fidelity Bancorp, Inc.
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of Fidelity Bancorp, Inc. as of September 30, 2002 and 2001, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.




                                                Crowe, Chizek and Company LLP


Oak Brook, Illinois
October 24, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


PART III


Item 10.  Directors and Executive Officers of the Registrant

          The information relating to directors and executive officers appears in the Company's proxy statement for the annual meeting of stockholders to be held on February 12, 2003 and is incorporated herein by reference.

          Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership and changes in ownership with the Securities and Exchange Commission. They are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms, and, if appropriate, representations made to us by any reporting person concerning whether a Form 5 was required to be filed for 2002, we are not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the fiscal year ended September 30, 2002.

Item 11.  EXECUTIVE COMPENSATION

          The information relating to executive compensation (excluding the sections marked "Compensation Committee Report of Executive Compensation" and "Stock Performance Graph") appears in the Company's proxy statement for the annual meeting of stockholders to be held on February 12, 2003 and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information relating to security ownership of certain beneficial owners and management appears in the Company's proxy statement for the annual meeting of stockholders to be held on February 12, 2003 and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information relating to certain relationships and related transactions appears on pages 16 and 17 of the Company's proxy statement for the annual meeting of stockholders to be held on February 12, 2003 and is incorporated herein by reference.

Item 14.  CONTROLS AND PROCEDURES

          Based upon an evaluation within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company's Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

          (a)   Exhibits

          The following exhibits are either filed as part of this report or are incorporated herein by reference:

          Exhibit No.

          2.1 Agreement and Plan of Reorganization dated December 16, 2002 between Fidelity Bancorp, Inc. and MAF Bancorp, Inc.
               (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated December 17, 2002.)

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

          4.2   Amendment No. 1 to Rights Agreement dated as of December
                16, 2002 between Fidelity Bancorp, Inc. and Computershare Investor Services LLC (Incorporated by reference to Exhibit
                4.1 of the Current Report on Form 8-K dated December 17, 2002).

         10.1 Form of Employment Agreement, as amended, between the Fidelity Bancorp, Inc. and Raymond S. Stolarczyk and Thomas E. Bentel.
               (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)

         10.2 Form of Employment Agreement, as amended, between the Fidelity Federal Savings Bank and Raymond S. Stolarczyk and Thomas E. Bentel. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)

         10.3 Form of Special Termination Agreement between the Bank and the Fidelity Bancorp, Inc. and Elizabeth Doolan and various officers (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)

         10.4 Form of Special Termination Agreement between the Bank and the Fidelity Federal Savings Bank. and Elizabeth Doolan and various officers (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)

         10.5 Form of Special Termination Agreement between the Bank and the Fidelity Bancorp, Inc. and Richard Burns (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)

         10.6 Form of Special Termination Agreement between the Bank and the Fidelity Federal Savings Bank and Richard Burns (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)

         10.7 Employee Stock Ownership Plan and Trust (Incorporated herein by reference into this document from the exhibits to Form 10-K filed on December 9, 1994.)

         10.8 Fidelity Federal Savings Bank Recognition and Retention Plan and Trust (Incorporated herein by reference into this document from the exhibits to Form S-1, Registration statement as amended, originally filed on October 28, 1993, Registration No. 33-68670.)

         10.9 Amendment dated March 18, 2002 to the Fidelity Federal Savings Bank Recognition and Retention Plan. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)

         10.10 Incentive Stock Option Plan . (Incorporated herein by reference into this document from the exhibits to Form S-8, Registration statement filed on April 20,1994, Registration No. 33-78000.)

         10.11 Amendment dated March 18, 2002 to the Fidelity Bancorp, Inc., 1993 Incentive Stock Option Plan (Incorporated by reference to
                Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)

         10.12 Fidelity Bancorp, Inc. 1993 Stock Option Plan for Outside Directors (Incorporated herein by reference into this document from the exhibits to Form S-8, Registration statement filed on April 20,1994, Registration No. 33-78000.)

         10.13 Amendment dated March 18, 2002 to the Fidelity Bancorp, Inc. 1993 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)

         10.14 Fidelity Federal Savings Bank Employee Severance Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)

         21.0 Subsidiary information is incorporated herein by reference to "Part II - Subsidiaries"


         99.1   Chief Executive Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2   Chief Financial Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

          On January 22, 2002, Fidelity Bancorp, Inc. announced a three-for-two stock split.

          On January 23, 2002, Fidelity Bancorp, Inc. released the annual meeting script for use at the Annual Meeting.

          On October 15, 2002, Fidelity Bancorp, Inc. announced the date of its annual meeting of stockholders to be January 22, 2003.

          On November 27, 200, Fidelity Bancorp, Inc. announced the new date for its annual meeting of stockholders to be February 12, 2003.

          On December 17, 2002, Fidelity Bancorp, Inc. announced that it has agreed to be acquired to MAF Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIDELITY BANCORP, INC.


                                          By:/s/ Raymond S. Stolarczyk
                                             --------------------------
                                             Raymond S. Stolarczyk
Date:  December 30, 2002                     Chairman of the Board and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


Name                                 Title                   Date

/s/ Raymond S. Stolarczyk   Chairman and Chief Executive    December 30, 2002
-------------------------   Officer
Raymond S. Stolarczyk

/s/ Thomas E. Bentel        President and Chief             December 30, 2002
-------------------------   Operating Officer
Thomas E. Bentel

/s/ Elizabeth A. Doolan     Vice President and              December 30, 2002
-------------------------   Chief Financial Officer
Elizabeth A. Doolan

/s/ Judith K. Leaf          Corporate Secretary             December 30, 2002
-------------------------
Judith K. Leaf

/s/ Paul J. Bielat          Director                        December 30, 2002
-------------------------
Paul J. Bielat

/s/ Edward J. Burda         Director                        December 30, 2002
-------------------------
Edward J. Burda

/s/ Patrick J. Flynn        Director                        December 30, 2002
-------------------------
Patrick J. Flynn

/s/ Richard J. Kasten       Director                        December 30, 2002
-------------------------
Richard J. Kasten

                                 CERTIFICATIONS

I, Raymond S. Stolarczyk, certify that:

1. I have reviewed this annual report on Form 10-K of Fidelity Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002
By: /s/ Raymond S. Stolarczyk
       Name: Raymond S. Stolarczyk
       Title:  Chairman and Chief Executive Officer

I, Elizabeth A. Doolan, certify that:

1. I have reviewed this annual report on Form 10-K of Fidelity Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 30, 2002
By: /s/ Elizabeth A. Doolan
       Name: Elizabeth A. Doolan
       Title:  Senior Vice President and Chief Financial Officer