Form 10-Q
period 2002-12-31
FIDELITY BANCORP INC /DE/
filed 2003-02-12
CIK 912219

===============================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2002


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


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   YES___   NO  X_

There were 3,159,553 shares of common stock, par value $.01, outstanding as of January 31, 2003.




===============================================================================

                             FIDELITY BANCORP, INC.
                                   FORM 10-Q

                                    INDEX

Part I.   FINANCIAL INFORMATION                                      PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of December 31, 2002 (unaudited) and September 30, 2002    1

          Consolidated Statements of Earnings for the three
          months ended December 31, 2002 and 2001 (unaudited)           2

          Consolidated Statements of Changes in Stockholders'
          Equity for the three months ended December 31, 2002
          and 2001 (unaudited)                                          3

          Consolidated Statements of Cash Flows for the three
          months Ended December 31, 2002 and 2001 (unaudited)          4-5

          Notes to Unaudited Consolidated Financial Statements
          (unaudited)                                                  6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7-14

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risks                                           14-15

Itme 4.   Controls and Procedures                                      16


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            16

Item 2.   Changes in Securities                                        16

Item 3.   Defaults upon Senior Securities                              16

Item 4.   Submission of Matters to a Vote of Security Holders          16

Item 5.   Other Information                                            16

Item 6.   Exhibits and Reports on Form 8-K                             16

          Signature Page                                               17

FIDELITY BANCORP and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
Dollars in thousands

                                                          December 31,   September 30,
ASSETS                                                        2002           2002

Cash and due from banks                                    $    4,254         3,828
Interest-earning deposits                                         107         1,045
Federal funds sold                                                100           100
                                                              -------       --------
Cash and cash equivalents                                       4,461         4,973

FHLB of Chicago stock, at cost                                 32,375        31,972
Mortgage-backed securities available for sale                 253,916       216,505
Securities available for sale                                  28,444        22,396
Loans held for sale                                               167            83
Loans receivable, net of allowance for loan losses of $1,917
  at December 31, 2002 and $1,826 at September 30, 2002       401,788       414,685
Accrued interest receivable                                     3,847         3,637
Premises and equipment                                          3,559         3,410
Other assets                                                    1,298         1,254
                                                              -------       -------
                                                            $ 729,855       698,915
                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      463,273       434,134
Borrowed funds                                                187,025       180,650
Advance payments by borrowers for taxes and insurance           3,522         6,158
Due to broker                                                   9,331        13,169
Other liabilities                                               8,725         8,813
                                                              -------       -------
Total liabilities                                             671,876       642,924

STOCKHOLDERS' EQUITY
Preferred stock                                                    -             -
Common stock                                                       57            57
Additional paid-in capital                                     38,410        38,410
Retained earnings, substantially restricted                    49,448        47,864
Treasury stock                                                (30,808)      (30,932)
Common stock acquired by Bank Recognition and Retention Plans    (138)         (149)
Accumulated other comprehensive income                          1,010           741
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     57,979        55,991
                                                              -------       -------

                                                           $  729,855       698,915
                                                              =======       =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
Dollars in thousands (except per share data)


Three months ended December 31,                           2002          2001
                                                         ------        ------
Interest Income:
  Loans receivable                                           $  6,977         8,270
  Securities                                                      882           916
  Mortgage-backed securities                                    2,017         2,195
  Other interest income                                             6            10
                                                               ------        ------
                                                                9,882        11,391
Interest Expense:
  Deposits                                                      2,930         3,822
  Borrowed funds                                                1,970         2,535
                                                               ------        ------
                                                                4,900         6,357
                                                               ------        ------
Net interest income before provision for loan losses            4,982         5,034
Provision for loan losses                                          94           140
                                                               ------        ------
Net interest income after provision for loan losses             4,888         4,894

Non-interest Income:
  Fees and commissions                                            153           143
  Insurance and annuity commissions                               217           220
  Gain on sale of securities                                      271            72
  Gain on sale of loans                                            43           541
  Other                                                             9             9
                                                               ------        ------
                                                                  693           985
Non-interest Expense:
  General and administrative expenses:
    Salaries and employee benefits                              1,540         1,699
    Office occupancy and equipment                                367           370
    Data processing                                               118           132
    Advertising and promotions                                    182           158
    Other                                                         394           412
                                                               ------        ------
                                                                2,601         2,771

Income before income taxes                                      2,980         3,108
Income tax expense                                              1,088         1,163
                                                               ------        ------
Net income                                                   $  1,892         1,945
                                                               ======        ======
Earnings per share - basic (1)                               $   0.61          0.64
                                                               ======        ======
Earnings per share - diluted (1)                             $   0.58          0.61
                                                               ======        ======
Comprehensive income (loss)                                  $  2,161          (928)
                                                               ======        ======

(1) Adjusted for the February 28, 2002 3-for-2 stock split which was effected in the form of a stock dividend.

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited) Dollars in thousands (except per share data)

Three months ended December 31, 2002 and 2001                  Accumulated
                                                                                        Other
                                                                           Common    Comprehen-
                                       Additional                          Stock        sive
                               Common    Paid-In   Retained   Treasury    Acquired     Income
                               Stock     Capital   Earnings     Stock     by BRRP's     (Loss)     Total
                                ---       ------    -------    -------     ------        ----    -------
Balance at
  September 30, 2001           $ 38      38,636     40,926     (31,540)     (178)       1,502   $ 49,384
Net income                        -           -      1,945          -          -           -       1,945
Change in accumulated other
  comprehensive income            -           -          -          -          -       (2,873)    (2,873)
                                ---      ------    -------     -------     -----        -----    -------
Total comprehensive income                                                                          (928)

Cash dividends ($0.08 per
 share)                           -           -       (243)         -          -          -         (243)
Amortization of award of
 BRRP's stock                     -           -          -          -          2          -            2
Exercise of stock options
 and reissuance of treasury
 shares (2,500 shares)            -         (20)         -          44         -          -           24
Tax benefit related to
 stock options exercised          -           7          -          -          -          -            7
                                ---      ------    -------     -------      -----      -----     -------
Balance at
 December 31, 2001             $ 38      38,623     42,628    (31,496)      (176)     (1,371)   $ 48,246
                                ===      ======    =======    =======      =====      ======     =======
Balance at
  September 30, 2002             57      38,410     47,864    (30,932)      (149)        741    $ 55,991
Net income                        -          -       1,892          -          -          -        1,892
Change in accumulated other
  comprehensive income            -          -          -           -          -         269         269
                                ---      ------    -------     -------      -----      -----      -------
Total comprehensive income                                                                         2,161

Cash dividends ($0.10 per
 share)                           -          -        (308)         -          -          -         (308)
Amortization of award of
 BRRP's stock                     -          -          -           -         11          -           11
Exercise of stocks options
 reissuance of treasury
 shares (10,025 shares)           -          -          -         124          -          -          124
                                ---      ------    -------    -------      -----      -----      -------
Balance at
 December 31, 2002             $ 57      38,410     49,448    (30,808)      (138)     1,010     $ 57,979
                                ===      ======    =======    =======      =====      ======     =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands

Three months ended December 31,                              2002         2001
                                                                --------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  1,892        1,945
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                      74           94
    Provision for loan losses                                         94          140
    Net amortization and accretion of premiums and discounts       1,240          136
    Amortization of cost of stock benefit plans                       11            2
    Deferred loan costs, net of amortization                         (61)          97
    Stock dividend from FHLB of Chicago                             (403)        (175)
    Loans originated for sale                                     (2,010)      (1,740)
    Proceeds from loans originated for sale                        1,969        1,203
    Gain on sale of securities and loans                            (314)        (613)
    Gain on sale of real estate owned                                (55)           -
    Amortization of deposit base intangible                            -            1
    Decrease (increase) in accrued interest receivable              (210)          24
    Increase in other assets                                         (95)         (98)
    Decrease in other liabilities                                   (254)        (829)
                                                                --------       ------
Net cash provided by operating activities                          1,878          187

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of real estate owned                          187            -
    Proceeds from maturities of securities available for sale          -       20,000
    Proceeds from sales of securities available for sale          97,412       26,894
    Proceeds from sale of loans                                        -       22,468
    Purchase of mortgage-backed securities available for sale   (159,869)     (78,560)
    Purchase of securities available for sale                     (7,291)     (11,649)
    Loans originated for investment                              (32,957)     (49,166)
    Loans purchased                                               (8,769)           -
    Participations sold                                              500            -
    Purchase of premises and equipment                              (223)         (42)
    Principal repayments collected on loans receivable            54,008       42,623
    Principal repayments collected on
      mortgage-backed securities                                  21,918        7,426
                                                                --------       ------
Net cash used in investing activities                            (35,084)     (20,006)

                                                                           (continued)

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
Dollars in thousands

Three months ended December 31,                              2002         2001
                                                                 -------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                      29,139       18,750
    Net increase in borrowed funds                                 6,375          585
    Net decrease in advance payments by borrowers
       for taxes and insurance                                    (2,636)      (2,949)
    Payment of common stock dividends                               (308)        (243)
    Proceeds from exercise of stock options                          124           24
                                                                --------       ------
Net cash provided by financing activities                         32,694       16,167
                                                                --------       ------
Net change in cash and cash equivalents                             (512)      (3,652)
Cash and cash equivalents at beginning of period                   4,973        8,604
                                                                --------       ------
Cash and cash equivalents at end of period                      $  4,461        4,952
                                                                ========       ======
CASH PAID DURING THE PERIOD FOR:
    Interest                                                    $  4,864        6,404
    Income taxes                                                     700        1,567
NON-CASH INVESTING ACTIVITIES:
    Loans transferred to real estate in foreclosure                  148          398
    Due to broker for securities transactions                     (9,331)     (14,918)
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

The results of operations and other data for the three months ended December 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2003.

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

(3)  EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods, which were 3,087,451 and 3,033,119, respectively. Shares held in the Company's ESOP are considered outstanding for the calculation unless unearned.

Diluted earnings per share for the three months ended December 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods, which were 3,249,448 and 3,184,572 respectively. Diluted earnings per share include the dilutive effects of additional potential issuable common stock under stock options.


(4) COMPREHENSIVE INCOME

The Company's comprehensive income includes net income and other comprehensive income (loss) comprised entirely of unrealized gains or losses on securities available for sale, net of tax effects, which are also recognized as separate components of equity.

(5)  COMMITMENTS AND CONTINGENCIES

At December 31, 2002, the Bank had outstanding commitments to originate loans of $9.0 million, of which $4.8 million were at fixed rates ranging from 5.875% to 7.25% and $4.2 million were adjustable rate commitments. In addition to the outstanding commitments there are twelve construction and development loan commitments for a total of $20.7 million with floating rates based on prime plus a margin. Draws on these construction and development loan commitments totaled $12.9 million through December 31, 2002.


(6)  NEW ACCOUNTING PRONOUNCEMENTS

New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that these new accounting standards do not have a material impact on the Company's financial condition or results of operations.

FASB Statement (FAS) 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. Management is currently studying the requirements of FAS 148. It applies to annual financial statements for fiscal years ending after December 15, 2002 and to interim financial statements for interim periods beginning after December 15, 2002. FAS 148:

* requires more prominent disclosure of how an entity's accounting policy for compensation affects net income;
* amends FAS 123 to provide three choices regarding how to adopt FAS 123; and
* amends APB 28, Interim Financial Reporting, to require companies still using APB Opinion 25 for stock-based compensation to provide tabular disclosure in interim financial statements of the effects that using FAS 123 would have on compensation expense, net income, and earnings per share.

(7)  SUBSEQUENT EVENT

On January 28, 2003 the Company received a cash payment in the amount of $3.3 million representing the recovery of a previously charged-off asset (at the rate of 110% of the original amount invested by the Company). This asset was a $3.0 million subordinated note investment in Cole Taylor Financial Group, Inc., a company that later underwent a reorganization and changed its name to Reliance Acceptance Group, Inc. In the fourth quarter of the fiscal year ended September 30, 1997, the Company charged-off the full value of the investment because of the uncertainty surrounding the collectibility of the note. The recovery will be recorded in the second quarter of fiscal 2003.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Fidelity Bancorp, Inc. (the "Company"), is a savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Fidelity Federal Savings Bank (the "Bank").

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

The Company's earnings per diluted share decreased $0.03 to $0.58 for the first fiscal quarter ended December 31, 2002, from $0.61 for the same period in 2001. Net income for the quarter was $1.9 million, essentially unchanged from the same period in 2001.


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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," " "may," "would," "could,"

"should" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors, which could have a material adverse, affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to:
* The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

* The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

* The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

* The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

* The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

* The inability of the Company to obtain new customers and to retain existing customers.

* The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

* Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

* The ability of the Company to develop and maintain secure and reliable electronic systems.

* The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

* Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

* Business combinations and the integration of acquired businesses, which may be more difficult or expensive than expected.

*  The costs, effects and outcomes of existing or future litigation.

* Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

* The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

* Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's Annual Report on Form 10-K and the Company's other filings with the Securities Exchange Commission.


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

The Company's most liquid assets are cash and cash equivalents, which include federal funds and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing, lending, and investing activities during the given period. At December 31, 2002, cash and cash equivalents totaled $4.5 million.

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $1.9 million for the three months ended December 31, 2002. Net cash used in investing activities was $35.1 million for the three month period ended December 31, 2002. During the period investing activities consisted of loans originated for investment and purchases of mortgage-backed securities, largely offset by principal collections on loans, proceeds from maturities of securities and proceeds from sales of securities and loans. Cash flows provided by financing activities amounted to $32.7 million for the three months ended December 31, 2002. The increases of $29.1 million in deposits and $6.4 million in borrowed funds during the first quarter of fiscal 2003 were only partially offset by the decrease in advance payments from borrowers of $2.6 million.

At December 31, 2002, the Bank had outstanding commitments to originate loans of $9.0 million and undrawn construction and loan commitments of $7.8 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2002 totaled $208.1 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material impact on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated for regulatory accounting purposes. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of December 31, 2002, the Company and the Bank met the capital adequacy requirements to which they are subject. The Bank's Tangible Equity ratio at December 31, 2002 was 7.84%. The Tier 1 Capital ratio was 7.84%, the Tier 1 Risk-based ratio was 16.85%, and the Total Risk-Based Capital ratio was 17.42%.

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


CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 2002 were $729.9 million, compared to $698.9 million at September 30, 2002.

Mortgage-backed securities classified as available for sale were $253.9 million at December 31, 2002. The period purchases were funded from heavy refinance activity in the Bank's loan portfolio, sales of other mortgage-backed securities, and principal payments received on mortgage-backed securities.

Net loans receivable at December 31, 2002 were $401.8 million, down $12.9 million or 3% from September 30, 2002. Demand for loan products were offset by continued high loan repayments, resulting in the decrease in loans receivable. New loans closed, including multi-family and commercial mortgages and loans secured by commercial leases, totaled $33.0 million for the quarter ended December 31, 2002. In addition to originations, the Bank purchased $8.8 million of one- to four-family adjustable jumbo loans during the quarter. Loan repayments totaled $54.0 million for the quarter ended December 31, 2002, compared with $42.6 million for the same period in 2001.

Deposits grew to $463.3 million at December 31, 2002, up 7% from $434.1 million at September 30, 2002. Deposit growth came from promotional certificates of deposit put in place to retain maturing money combined with a $6.4 million increase in checking accounts. Borrowed Funds (FHLB advances) increased 4% to $187.0 million at December 31, 2002.

Book value per share on December 31, 2002 was $18.75, compared with $18.17 at September 30, 2002. The increase in book value per share was primarily attributable to the quarter's earnings plus the increase in unrealized market value in the mortgage-backed securities and securities available for sale portfolios. Book value per share, excluding accumulated other comprehensive income, was $18.43 at December 31, 2002, an increase of 3%, compared to $17.93 at September 30, 2002.


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

During the fourth quarter of the fiscal year ended September 30, 1997 the Company evaluated the information that was then available about RAG's circumstances and future prospects in an effort to assess impairment and to place a value on the Notes in the context of a possible RAG liquidation, sale and/or bankruptcy. The Company concluded that the impairment was other than temporary, and that a complete write-down of the Notes was appropriate and , accordingly, the Company wrote the Notes down $3.0 million.

RAG subsequently filed a bankruptcy petition in the United States Bankruptcy Court in Delaware. The Company actively participated on the Official Committee of the Unsecured Creditors of RAG and in the formulation of a plan for RAG's bankruptcy liquidation. Further, the Estate Representative for RAG, with the support of the Company and other holders of RAG subordinated notes, filed two lawsuits against a number of RAG insiders, certain legal and accounting firms and others in the United States District Court for the District of Delaware.

On October 31, 2002, Taylor Capital Group, Inc announced that it completed offerings of common stock and trust preferred securities for $82.1 million of gross proceeds. It had previously announced its intent to fund the settlement of the outstanding litigation with the proceeds from these offerings.

On January 28, 2003 the Company received $3.3 million. The funds represent an amount in excess of a full recovery from the previously charged-off asset.

ASSET QUALITY

As of December 31, 2002, the Company had non-performing assets of $2.8 million. The non-performing assets at December 31, 2002 included three single-family homes in real estate in judgment, two multi-unit buildings, seven single-family residences, one commercial loan secured by a lease and one consumer loan.
There were no assets classified as doubtful.

At September 30, 2002, management considered a $909,000 commercial loan secured by lease to be impaired, under which K-Mart Corporation was the lessee, which is included in the non-performing asset number above. This loan is a direct financing lease included in the Company's commercial loans secured by leases portion of the loan portfolio. K-Mart filed for bankruptcy protection on January 22, 2002. The K-Mart lease loan is secured by revenue producing equipment with an original cost of $1.5 million that was purchased and installed during the second half of 2001. Subsequent to filing for bankruptcy protection, K-Mart closed a number of its retail stores, including some in which this equipment was located. K-Mart informed the Bank that the equipment located in closed stores had been moved to stores that will remain open. While the K-Mart commercial loan secured by lease is currently performing in accordance with its terms, no assurance can be given that this will continue to be the case and such performance may depend on the terms of the reorganization plan for K-Mart. No assurances can be made that a loss related to these loans will not be incurred.

The Company's ratio of non-performing loans to net loans receivable remains below industry standards as well as our national and regional peers. The 0.38% ratio of non-performing assets to total assets is virtually unchanged from the ratio reported as of September 30, 2002. Following management's review of the foreclosed residential properties, the Company has determined that no specific allowances were necessary for the quarter ended December 31, 2002.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees, which are considered adjustments to yields and costs.

                                                       Three months ended December 31,
                                                2002                            2001
                                                         Average                        Average
                                  Average                 Yield/     Average             Yield/
                                  Balance     Interest     Cost(3)   Balance  Interest  Cost(3)
                                                    (dollars in thousands)
Interest-earning assets:
 Loans receivable, net          $ 402,780      6,977     6.93%     $ 454,845    8,270    7.27%
 Mortgage-backed securities       214,848      2,017     3.76%       144,457    2,195    6.08%
 Interest-bearing deposits          1,761          6     1.36%         1,570       10    1.78%
 Securities available for sale
  and federal funds sold           67,393        882     5.23%        53,644      916    6.85%
                                 --------      -----     -----       -------   ------    -----
Total interest-earning assets     686,782      9,882     5.76%       654,516   11,391    6.96%

Non-interest earning assets        14,337                             15,782
                                 --------                            -------
Total assets                    $ 701,119                          $ 670,298
                                 ========                            =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts          163,256        735     1.80%       156,178     1,085   2.78%
 Money market accounts             20,477        106     2.07%        12,566        99   3.15%
 Certificate accounts             247,092      2,089     3.38%       223,339     2,638   4.72%
                                 --------      -----     -----       -------     -----   -----
Total deposits                    430,825      2,930     2.72%       392,083     3,822   3.90%

Borrowed funds                    186,057      1,970     4.24%       197,510     2,535   5.13%
                                 --------      -----     -----       -------     -----   -----
Total interest-bearing
 liabilities                      616,882      4,900     3.18%       589,593     6,357   4.31%

Non-interest bearing deposits      14,548                             14,326
Other liabilities                  12,668                             15,811
                                 --------                            -------
Total liabilities                 644,098                            619,730
Stockholders' equity               57,021                             50,568
                                 --------                            -------
Total liabilities and
 stockholders' equity           $ 701,119                          $ 670,298
                                 ========                            =======
Net interest income/interest
 rate spread (1)                               4,982     2.58%                   5,034   2.65%
                                               =====     =====                   =====   =====
Net earning assets/net
 interest margin (2)            $  69,900                2.90%     $  64,923             3.08%
                                 ========                =====       =======             =====
Ratio of interest-earning
 assets to interest-bearing
 liabilities                         1.11x                             1.11x
                               ====                        ====

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three month periods are annualized for presentation purposes.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

GENERAL. For the quarter ended December 31, 2002, earnings per diluted share decreased $0.03 to $0.58 from $0.61 for the same period in 2001. Net income of $1.9 million for the current quarter was $53,000 less than the same period in 2001. Earnings per share and net income decreased primarily as a result of a decrease in non-interest income. The Company's net interest margin, the primary driver of its earnings, decreased from 3.08% for the quarter ended December 31, 2001 to 2.90% for that same period in 2002. Net interest income, before provision for loan losses, was $5.0 million for the quarter ended December 31, 2002, essentially unchanged from the same period in 2001. The decrease in interest income was essentially offset by a decrease in interest expense when comparing the quarter ended December 31, 2002 to the same period in 2001.

INTEREST INCOME. Income from loans receivable, the chief contributor to interest income, was $7.0 million for the quarter ended December 31, 2002, down 16% from the prior year period. Income from loans receivable fell primarily as a result of a decline in the quarterly outstanding average balances; $402.8 million for the quarter ended December 31, 2002, compared with $454.8 million for the period one year earlier. Repayments from the first quarter totaled $54.0 million, compared to $42.6 million for the same quarter 2001.

The average balance of the securities available for sale portfolios, including mortgage-backed securities, increased to $282.2 million for the quarter ended December 31, 2002, from $198.1 million the same quarter last year. Interest generated from mortgage-backed and investment securities for the quarter ended December 31, 2002 was $2.9 million, a decrease of $0.2 million from the quarter ended December 31, 2001.

INTEREST EXPENSE. Total interest expense for the quarter ended December 31, 2002 was $4.9 million, down $1.5 million or 23% from $6.4 million for the same quarter one year ago. For the quarter ended December 31, 2002, interest expense on deposits was $2.9 million, compared with $3.8 million for the same quarter a year ago, down $892,000, or 23%. Despite significant cuts in interest rates, especially on some promotionally priced certificates of deposit, average deposits increased $38.7 million, from $392.1 million for the quarter ended December 31, 2001 to $430.8 million for the 2002 quarter.

Interest expense on borrowed funds declined 22%, to $2.0 million for the quarter ended December 31, 2002, from $2.5 million for the same period in 2001. The improvement is a combination of a smaller average outstanding balance (the average balance decreased $11.5 million to $186.1 million for the quarter ended December 31, 2002) as well as an improved interest cost. The cost of borrowed funds decreased 89 basis points in the first quarter of fiscal 2002 compared to the same period last year.

PROVISION FOR LOAN LOSSES. The Company recorded provisions for loan losses of $94,000 and $140,000, respectively, for the quarters ended December 31, 2002 and 2001. The decrease was a result of the high repayments experienced and is also attributable to high provisions made in the first quarter of fiscal 2002 as a result of the increase in commercial loans secured by leases and commercial real estate loans. The provision for loan losses reflects management's on-going evaluation of probable losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including, but not limited to, the overall economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events occur. As of December 31, 2002, the allowance for loan losses was $1.9 million. The ratio of the allowance for loan losses to net loans receivable was 0.48% at December 31, 2002.

NON-INTEREST INCOME. Non-interest income decreased $292,000, to $693,000 for the quarter ended December 31, 2002, from $985,000 in the year earlier period. The decrease was primarily related to a $541,000 before tax gain on the sale of $23.1 million of loans held for sale recorded in the prior year period. This change was partially offset by an increase of $199,000 from gains on sales of securities in the current year's quarter.

NON-INTEREST EXPENSE. Non-interest expense decreased to $2.6 million for the quarter ended December 31, 2002, compared with $2.8 million in the same period in 2001, a decrease of 6%. Salaries and employee benefits decreased $159,000, is a result of management's continued efforts to control operating expenses.

INCOME TAXES. Income taxes decreased $75,000 for the three months ended December 31, 2002 to $1.1 million compared to $1.2 million for the prior year. The Company's effective income tax rate was 36.5% for the first quarter of 2003 compared to 37.4% for the first quarter of 2002.


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

The OTS provides all institutions that file a Consolidated Maturity/Rate schedule (CMR) as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneously and parallel up and down 100 to 300 basis points in 100 basis point increments.
The OTS provides thrifts the results of their interest rate sensitivity model, which is based on information provided by the Bank, to estimate the sensitivity of NPV.

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

                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Change in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          41,563     (43,933)    (51)%           6.10%        - 522 bp
 + 200 bp          56,524     (28,972)    (34)%           8.08%        - 354 bp
 + 100 bp          70,491     (15,005)    (18)%           9.83%        - 179 bp
     0 bp          85,496                                11.62%
 - 100 bp          83,603      (1,893)     (2)%          11.33%        -  29 bp
 - 200 bp               -           -       - %              -%            - bp
 - 300 bp               -           -       - %              -%            - bp
-------------------------------------------------------------------------------

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


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


Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


Item 5.  OTHER INFORMATION
         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              2.1 Agreement and Plan of Reorganization dated December 16, 2002 between Fidelity Bancorp, Inc. and MAF Bancorp, Inc. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated December 17, 2002.)
              3.1 Restated Certificate of Incorporations of Fidelity Bancorp, Inc. (Incorporated herein by reference into this document from the exhibits to Form S-1, Registration statement as amended, originally filed on October 28, 1993, Registration No. 33-68670.)
              3.2 Bylaws of Fidelity Bancorp, Inc., as amended (Incorporated herein by reference into this document from the exhibits to Form S-1, Registration statement as amended, originally filed on October 28, 1993, Registration No. 33-68670.)
              4.0 Stock Certificate of Fidelity Bancorp, Inc. (Incorporated herein by reference into this document from the exhibits to Form S-1, Registration statement as amended, originally filed on October 28, 1993, Registration No. 33-68670.)

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

             10.12 Fidelity Bancorp, Inc. 1993 Stock Option Plan for Outside
                   Directors (Incorporated herein by reference into this document from the exhibits to Form S-8, Registration statement filed on April 20,1994, Registration No. 33-78000.)
             10.13 Amendment dated March 18, 2002 to the Fidelity Bancorp, Inc.
                   1993 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q dated August 14, 2002)
             10.14 Fidelity Federal Savings Bank Employee Severance
                   Compensation Plan  (Incorporated by reference to Exhibit
                   10.1 of the Current Report on Form 10-Q dated August 14,
                   2002)
             99.1  Chief Executive Officer Certification Pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             99.2  Chief Financial Officer Certification Pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)  Reports on Form 8-K

              On October 15, 2002, Fidelity Bancorp, Inc. announced the date of its annual meeting of stockholders to be January 22, 2003.

              On November 27, 2002, Fidelity Bancorp, Inc. announced the new date for its annual meeting of stockholders to be February 12, 2003.

              On December 17, 2002, Fidelity Bancorp, Inc. announced that it has agreed to be acquired to MAF Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Fidelity Bancorp, Inc.


Dated:  February 10, 2003               /s/  RAYMOND S. STOLARCZYK
        -----------------                --------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer




Dated:  February 10, 2003               /s/  ELIZABETH A. DOOLAN
        -----------------                 --------------------------
                                         Elizabeth A. Doolan
                                         Senior Vice President and Chief
                                         Financial Officer

                         CERTIFICATIONS

I, Raymond S. Stolarczyk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fidelity Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003
By: /s/ Raymond S. Stolarczyk
       Title:  Chairman and Chief Executive Officer

I, Elizabeth A. Doolan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fidelity Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003
By: /s/ Elizabeth A. Doolan
       Title:  Senior Vice President and Chief Financial Officer