Form 10-Q
period 2003-03-31
FIDELITY BANCORP INC /DE/
filed 2003-05-15
CIK 912219

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003


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

There were 3,159,553 shares of common stock, par value $.01, outstanding as of May 12, 2003.

===============================================================================

                            FIDELITY BANCORP, INC.
                                  FORM 10-Q

                                   INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE(S)

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of March 31, 2003 (unaudited) and September 30, 2002       1

          Consolidated Statements of Earnings for the three and six
          months ended March 31, 2003 and 2002 (unaudited)              2

          Consolidated Statements of Changes in Stockholders' Equity for the six months ended March 31, 2003 and 2002 (unaudited) 3-4

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 2003 and 2002 (unaudited)                     5-6

          Notes to Consolidated Financial Statements (unaudited)        7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     9-18

Item 3.   Quantitative and Qualitative Disclosure about Market Risks    19-20



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             21

Item 2.   Changes in Securities                                         21

Item 3.   Defaults upon Senior Securities                               21

Item 4.   Submission of Matters to a Vote of Security Holders           21

Item 5.   Other Information                                             21

Item 6.   Exhibits and Reports on Form 8-K                              22

          SIGNATURE PAGE                                                24

FIDELITY BANCORP and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
Dollars in thousands


                                                            March 31,   September 30,
ASSETS                                                        2003           2002

Cash and due from banks                                    $    4,291         3,828
Interest-earning deposits                                         656         1,045
Federal funds sold                                                100           100
                                                              -------       --------
Cash and cash equivalents                                       5,047         4,973

FHLB of Chicago stock, at cost                                 33,273        31,972
Mortgage-backed securities available for sale                 271,634       216,505
Securities available for sale                                  22,932        22,396
Loans held for sale                                                82            83
Loans receivable, net of allowance for loan losses of $2,015
  at March 31, 2003 and $1,826 at September 30, 2002          380,929       414,685
Accrued interest receivable                                     3,320         3,637
Premises and equipment                                          3,490         3,410
Due from broker                                                 1,079            -
Other assets                                                    1,413         1,254
                                                              -------       -------
                                                            $ 723,199       698,915
                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                      458,325       434,134
Borrowed funds                                                194,000       180,650
Advance payments by borrowers for taxes and insurance           2,161         6,158
Due to broker                                                     -          13,169
Other liabilities                                               7,098         8,813
                                                              -------       -------
Total liabilities                                             661,584       642,924

STOCKHOLDERS' EQUITY
Preferred stock                                                   -             -
Common stock                                                       57            57
Additional paid-in capital                                     38,122        38,410
Retained earnings, substantially restricted                    53,739        47,864
Treasury stock, at cost                                       (30,328)      (30,932)
Common stock acquired by Bank Recognition and Retention Plans    (127)         (149)
Accumulated other comprehensive income                            152           741
                                                              -------       -------
TOTAL STOCKHOLDERS' EQUITY                                     61,615        55,991
                                                              -------       -------

                                                           $  723,199       698,915
                                                              =======       =======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Earnings (unaudited)
Dollars in thousands (except for earnings per share)

                                              Three Months ended    Six Months ended
                                                  March 31,            March 31,
                                              2003        2002       2003      2002
                                            --------------------     -----------------
                                                             (unaudited)
Interest Income:
  Loans receivable                          $ 6,662      7,794      13,639    16,064
  Securities                                    801      1,088       1,683     2,004
  Mortgage-backed securities                  2,286      1,950       4,303     4,145
  Other interest income                           4          8          10        18
                                             ------     ------      ------    ------
                                              9,753     10,840      19,635    22,231
Interest Expense:
  Deposits                                    2,850      3,537       5,780     7,359
  Borrowed funds                              1,898      2,110       3,868     4,645
                                             ------     ------      ------    ------
                                              4,748      5,647       9,648    12,004

Net interest income before provision
  for loan losses                             5,005      5,193       9,987    10,227
Provision for loan losses                        94        110         188       250
                                             ------     ------      ------    ------
Net interest income after provision
  for loan losses                             4,911      5,083       9,799     9,977

Non-Interest Income:
  Fees and commissions                          111        157         264       300
  Insurance and annuity commissions             209        210         426       430
  Gain on sale of securities                    483        223         754       295
  Gain on sale of loans                          18        125          61       666
  Recovery of impairment of securities
    available for sale                        3,324         --       3,324        --
  Other                                          20         11          29        20
                                             ------     ------      ------    ------
                                              4,165        726       4,858     1,711
Non-Interest Expense:
  General and administrative expenses:
    Salaries and employee benefits            1,656      1,576       3,196     3,275
    Office occupancy and equipment              401        506         768       876
    Data processing                             122        130         240       262
    Advertising and promotions                  132        156         314       314
    Other                                       431        444         825       856
                                             ------     ------      ------    ------
                                              2,742      2,812       5,343     5,583
                                             ------     ------      ------    ------
Income before income taxes                    6,334      2,997       9,314     6,105
Income tax expense                            1,727      1,119       2,815     2,282
                                             ------     ------      ------    ------
Net income                                  $ 4,607      1,878       6,499     3,823
                                             ======     ======      ======    ======

Earnings per share - basic                  $  1.46       0.61        2.08      1.25
Earnings per share - diluted                $  1.41       0.59        2.00      1.20
                                             ======     ======      ======    ======

Comprehensive income (loss)                 $ 3,749        (13)      5,910      (941)
                                             ======     ======      ======    ======


See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (unaudited) Dollars in thousands (except for earnings per share)

Six months ended March 31, 2003 and 2002

                                                                                  Accumulated
                                                                         Common       Other
                          Common Stock     Additional                     Stock   Comprehensive
                                    Par      Paid-In   Retained Treasury  Acquired    Income
                         Shares    Value     Capital   Earnings   Stock   by BRRP's   (Loss)    Total
                           ---    ------    -------   -------   ------   ------      ----      -------
Balance at
  September 30, 2001     3,782,350 $  38      38,636    40,926   (31,540)  (178)     1,502    $ 49,384
Net income                   -         -          -      3,823       -       -          -        3,823
Change in accumulated
other comprehensive
income (loss)                -         -          -         -        -       -      (4,764)     (4,764)
                         --------- ------    -------    ------    ------  -----     ------     -------

Total comprehensive income                                                                        (941)

Cash dividends ($0.17 per
  share)                     -         -          -       (510)      -       -          -         (510)
Amortization of award of
  BRRP's stock               -         -          -         -        -        8         -            8
Exercise of stock options
  and reissuance of treasury
  shares (34,000 shares)     -         -        (266)       -        608      -         -          342
Tax benefit related to
  stock options exercised    -         -         101        -        -        -         -          101
3-for-2 stock split
  effected in the form
  of a 50% stock dividend
  and payment of cash for
  fractional shares      1,891,175    19         (21)       -        -        -         -           (2)
                         --------- ------    -------    ------    ------  -----     ------     -------
Balance at
  March 31, 2002         5,673,525 $  57      38,450    44,239   (30,932)  (170)    (3,262)   $ 48,382
                         ========= ======    =======    ======    ======= ======    =======    =======


Balance at
  September 30, 2002     5,673,464 $  57      38,410    47,864   (30,932)  (149)       741    $ 55,991
Net income                   -         -          -      6,499       -       -          -        6,499
Change in accumulated
other comprehensive
income (loss)                -         -          -         -        -       -        (589)       (589)
                         --------- ------    -------    ------    ------  -----     ------     -------

Total comprehensive income                                                                       5,910

Cash dividends ($0.20 per
  share)                     -         -          -       (624)      -       -          -         (624)
Amortization of award of
  BRRP's stock               -         -          -         -        -       22         -           22
Exercise of stock options
  and reissuance of treasury
  shares (78,063 shares)     -         -        (465)       -        604      -         -          139
Tax benefit related to
  stock options exercised    -         -         177        -        -        -         -          177
                         --------- ------    -------    ------    ------  -----     ------     -------
Balance at
  March 31, 2003         5,673,464 $  57      38,122    53,739   (30,328)  (127)       152    $ 61,615
                         ========= ======    =======    ======    ======= ======    =======    =======

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands


Six months ended March 31,                                      2003          2002
                                                               ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  6,499         3,823
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    159           265
  Provision for loan losses                                       188           250
  Net amortization and accretion of premiums and discounts      2,596           296
  Amortization of cost of stock benefit plans                      22             8
  Deferred loan fees, net of amortization                          34           141
  Stock dividend from FHLB of Chicago                          (1,301)         (439)
  Loans originated for sale                                    (2,577)       (3,980)
  Proceeds from loans originated for sale                       2,638         4,042
  Gain on sales of securities, mortgage-backed
     securities and loans                                        (815)         (961)
  Gain on sale of real estate owned                               (55)          (11)
  Amortization of deposit base intangible                          --             2
  Decrease (increase) in accrued interest receivable              317          (426)
  Increase in other assets                                        (32)         (109)
  Decrease in other liabilities                                (1,178)       (2,266)
                                                               ------        ------
Net cash provided by operating activities                       6,495           635

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities                     (306,327)     (167,720)
  Proceeds from sales of securities and mortgage-backed
     securities                                               198,677        90,264
  Proceeds from sale of real estate owned                         187           110
  Proceeds from maturities of securities                        2,150        20,000
  Proceeds from sale of loans                                     --         37,829
  Purchase of securities                                      (14,379)      (40,061)
  Purchase of FHLB of Chicago stock                               --        (51,200)
  Proceeds from redemption of FHLB of Chicago stock               --         55,500
  Loans originated for investments                            (57,168)      (93,755)
  Loans purchased                                              (8,769)          --
  Particiapations sold                                            500           --
  Purchase of premises and equipment                             (239)         (193)
  Principal repayments collected on loans receivable           98,712        92,888
  Principal repayments collected on mortgage-backed
     securities                                                47,176        14,792
                                                               ------        ------
Net cash used in investing activities                         (39,480)      (41,546)


(continued)

FIDELITY BANCORP and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited) (continued)
Dollars in thousands


Six months ended March 31,                                      2003          2002
                                                               ------        ------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                     24,191        34,334
  Net increase in borrowed funds                               13,350         8,785
  Net decrease in advance payments by borrowers
    for taxes and insurance                                    (3,997)       (4,989)
  Payment of common stock dividends                              (624)         (510)
  Payment of fractional shares for 3-for-2 stock split             --            (2)
  Proceeds from exercise of stock options                         139           342
                                                               ------        ------
Net cash provided by financing activities                      33,059        37,960
                                                               ------        ------

Net change in cash and cash equivalents                            74        (2,951)
Cash and cash equivalents at beginning of period                4,973         8,604
                                                               ------        ------

Cash and cash equivalents at end of period                   $  5,047         5,653
                                                               ======        ======

CASH PAID DURING THE PERIOD FOR:
   Interest                                                  $  9,617        12,013
   Income taxes                                                 2,931         3,780

NON-CASH INVESTING ACTIVITIES -
   Loans transferred to real estate in foreclosure                349           546
   Due to (from) broker                                         1,079       (14,918)
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

The results of operations and other data for the three and six months ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ended September 30, 2003.

The unaudited consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank and subsidiaries (the "Bank"). All intercompany accounts and transactions have been eliminated in consolidation.


(2)  EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods, which were 3,148,919 and 3,080,588 respectively. Basic earnings per share for the six months ended March 31, 2003 and 2002 were computed by dividing net income by 3,118,185 and 3,056,853, the weighted average number of shares of common stock outstanding.

Diluted earnings per share for the three months ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock and potential common stock outstanding for the periods that were 3,271,069 and 3,207,453, respectively. Diluted earnings per share for the six months ended March 31, 2003 and 2002 were computed by dividing net income by 3,254,627 and 3,195,652, the weighted average number of shares of common stock and potential common stock outstanding. Diluted earnings per share include the dilutive effects of additional potential issuable shares under stock options.


(3)  COMPREHENSIVE INCOME

The Company's comprehensive income includes net income and other comprehensive income (loss) comprised entirely of unrealized gains or losses on securities available for sale, net of tax effects, which are also recognized as separate components of equity.


(4)  COMMITMENTS AND CONTINGENCIES

At March 31, 2003 the Bank had outstanding commitments to originate new loans of $5.5 million, of which $1.6 million were fixed rate, with rates ranging from 5.625% to 7.00%, and $3.9 million were adjustable rate commitments. Additionally, the Bank has thirteen construction and development loan commitments currently totaling $18.2 million with floating rates based on prime plus a margin. Net draws on these construction and development loan commitments totaled $15.6 million through March 31, 2003.


(5)  RECLASSIFICATIONS

Certain reclassifications have been made in prior year's financial statements to conform to the current year's presentation.


(6)  STOCK OPTIONS

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.


                                              Three Months ended    Six Months ended
                                                  March 31,            March 31,
                                              2003        2002       2003      2002
                                            --------------------     -----------------
                                                             (unaudited)

  Net income:
     As reported                            $ 4,607      1,878       6,499     3,823
     Pro forma                                4,577      1,878       6,450     3,820

  Earnings per share as reported:
     As reported                               1.46       0.61        2.08      1.25
     Pro forma                                 1.41       0.59        2.00      1.20

  Pro forma earnins per share:
     As reported                               1.45       0.61        2.07      1.25
     Pro forma                                 1.40       0.59        1.98      1.20


The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

The Company reported earnings for the second fiscal quarter ended March 31, 2003 of $4.6 million, compared with $1.9 million for the same quarter a year ago. Earnings per diluted share for the quarter ended March 31, 2003 were $1.41 per share, an increase of $0.82 per share from $0.59 per share for the same period in 2002. For the first six months of the fiscal year, earnings per diluted share were $2.00, an increase of $0.80 per share from $1.20 per share for the six-month period in 2002. Net income for the first six months of 2003 was $6.5 million, compared with $3.8 million in 2002. Earnings per share and net income for the quarter and year to date were up from the previous year's results primarily due to a recovery of impairment of a security available for sale of $3.3 million.

The Company also announced that its board of directors declared a quarterly dividend of $0.10 per share, payable May 15, 2003 to shareholders of record as of April 30, 2003.


MERGER AGREEMENT

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiary include, but are not limited to, the following:

- The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.
- The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.
- The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.
- The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.
- The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.
- The inability of the Company to obtain new customers and to retain existing customers.
- The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
- Technological changes implemented by the Company and by other parties, including second party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's Annual Report Form 10-K and the Company's filings with the Securities and Exchange Commission.


LIQUIDITY & CAPITAL RESOURCES

Liquidity management for the Bank is both a daily and long-term function of management's strategy. The Company's primary sources of funds are deposits and borrowings, proceeds from principal and interest on loans and mortgage-backed securities. While maturities and scheduled amortization of loan and mortgage prepayments are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles and economic conditions. The Bank generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. The Bank utilizes particular sources of funds based on comparative costs and availability.
The Company's most liquid assets are cash and cash equivalents, which include federal funds and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing, lending, and investing activities during the given period. At March 31, 2003, cash and cash equivalents totaled $5.0 million.

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

Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2003, the Bank believes it was in compliance with OTS liquidity requirements.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits for the six months ended March 31, 2003, were $6.5 million. Net cash used in investing activities for the six-month period ended March 31, 2003 was $39.5 million. During the period investing activities consisted of loans originated for investment and purchases of mortgage-backed securities and securities, partially offset by principal collections on loans, proceeds from maturities of securities and proceeds from sales of securities, mortgage-backed securities and loans. Cash flows provided by financing activities amounted to $33.1 million for the six months ended March 31, 2003. The increases of $24.2 million in deposits and $13.4 million in borrowed funds during the first six months of fiscal 2003 were only partially offset by the decrease in advance payments from borrowers of $4.0 million.

At March 31, 2003, the Bank had outstanding commitments to originate loans of $5.5 million and undrawn construction and development loan commitments of $2.6 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2003 totaled $234.1 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of March 31, 2003, the Company and the Bank met the capital adequacy requirements to which they are subject. The Bank's Tangible Equity ratio at March 31, 2003 was 7.88%. The Tier 1 Capital ratio was 7.88%, the Tier 1 Risk-Based ratio was 17.20% and the Total Risk-Based Capital ratio was 17.81%.

The most recent notification from the federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.


CHANGES IN FINANCIAL CONDITION

Total assets at March 31, 2003 were $723.2 million, compared to $698.9 million at September 30, 2002.

Mortgage-backed securities classified as available for sale were $271.6 million at March 31, 2003. The period purchases were funded from heavy refinance activity in the Bank's loan portfolio, sales of other mortgage-backed securities, principal payments received on mortgage-backed securities, new deposits and borrowed funds.

Loans receivable, net of allowance for loan losses, decreased $33.8 million to $380.9 million at March 31, 2003. While loan demand has remained steady, the low interest rate environment has produced increased repayments. New loans closed, including multi-family and commercial mortgages and loans secured by commercial leases, totaled $57.2 million for the six months ended March 31, 2003. Loan repayments totaled $98.7 million for the six months ended March 31, 2003, compared with $92.9 million for the same period in 2002. The Company continues to offer various loan products, and prices them competitively.

Deposits were $458.3 million at March 31, 2003, up 5.6% from $434.1 million at September 30, 2002. Deposit growth came from promotional certificates of deposit put in place to retain maturing money combined with a $1.6 million increase in checking accounts. Borrowed funds (FHLB advances) increased 7.4% to $194.0 million at March 31, 2003.

Book value per share on March 31, 2003 was $19.50, compared with $18.17 at September 30, 2002. The increase in book value per share was attributable to earnings retained, offset by dividends paid and a decline in the unrealized market value of the mortgage-backed securities and securities available for sale portfolios.


INVESTMENT ACTIVITIES

On January 28, 2003 the Company received a cash payment in the amount of $3.3 million representing the recovery of a previously charged-off asset (at the rate of 110% of the original amount invested by the Company). This asset was a $3.0 million subordinated note investment in Cole Taylor Financial Group, Inc., a company that later underwent a reorganization and changed its name to Reliance Acceptance Group, Inc. In the fourth quarter of the fiscal year ended September 30, 1997, the Company charged-off the full value of the investment because of the uncertainty surrounding the collectibility of the note. The recovery was recorded in the second quarter of fiscal 2003.


ASSET QUALITY

As of March 31, 2003, the Bank had classified assets of $2.7 million. Classified loans of $2.1 million were categorized as substandard, consisting of 4 residential mortgage loans, 5 multi-family loans, and 1 commercial loan secured by a lease and 1 equity loan. There were no assets classified as doubtful.

At March 31, 2003, management considered a $781,000 commercial loan secured by lease to be impaired, under which K-Mart Corporation was the lessee. This loan is a direct financing lease included in the Company's commercial loans secured by leases portion of the loan portfolio. K-Mart filed for bankruptcy protection on January 22, 2002. The K-Mart lease loan is secured by revenue producing equipment with an original cost of $1.5 million that was purchased and installed during the second half of 2001. Subsequent to filing for bankruptcy protection, K-Mart closed a number of its retail stores, including some in which this equipment was located. K-Mart informed the Bank that the equipment located in closed stores had been moved to stores that will remain open.

While the K-Mart commercial loan secured by lease is currently performing in accordance with its terms, no assurance can be given that this will continue to be the case and such performance may depend on the terms of the reorganization plan for K-Mart. No assurances can be made that a loss related to these loans will not be incurred.

The Company's ratio of non-performing loans to net loans receivable remains below industry standards as well as our national and regional peers. The Company's ratio of non-performing loans to net loans receivable was 0.54% at March 31, 2003. Following management's review of the foreclosed residential properties, the Company has determined that no specific allowances were necessary for the quarter ended March 31, 2003.

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


                                     Three Months Ended March 31,                Six Months Ended
                                    2003                       2002               March 31, 2003
                          ------------------------   -----------------------  ----------------------
                                    Inter- Average           Inter- Average            Inter- Average
                          Average    est    Yield/   Average   est   Yield/    Average   est   Yield/
                          Balance           Cost(3)  Balance          Cost(3)  Balance         Cost(3)
                                                     (dollars in thousands)
                          ------------------------   -----------------------  ----------------------
 Interest-earning assets:
 Loans receivable, net      $404,229  6,662   6.59%    433,168  7,794  7.20%    412,095  13,639  6.62%
 Mortgage-backed securities  243,547  2,286   3.75%    133,886  1,950  5.83%    222,845   4,303  3.86%
 Interest-bearing deposits     1,457      3   0.82%      1,355      6  1.77%      1,661       8  0.96%
 Securities and federal
   funds                      65,531    802   4.90%     75,141  1,090  5.80%     63,351   1,685  5.32%
                             -------  -----   -----     ------  -----  -----    -------   -----  -----
Total interest-earning
 assets                      714,764  9,753   5.46%    643,550 10,840  6.74%    699,952  19,635  5.61%
Non-interest earning
 assets                       12,774                    13,415                   13,545
                             -------                    ------                  -------
Total assets                $727,538                   656,965                  713,497
                             =======                   =======                  =======

Interest-bearing liabilities:
Deposits:
 Passbook & NOW accounts     168,802    627   1.49%    166,570    991  2.38%    166,001   1,319  1.59%
 Money market account         21,483    178   3.31%     14,996    102  2.72%     20,975     327  3.12%
 Certificate accounts        259,910  2,045   3.15%    234,799  2,444  4.16%    253,408   4,134  3.26%
                             -------  -----   -----    -------  -----  -----    -------   -----  -----
Total deposits               450,195  2,850   2.53%    416,365  3,537  3.40%    440,384   5,780  2.62%

Borrowed funds               191,935  1,898   3.96%    165,171  2,110  5.11%    189,001   3,868  4.09%
                             -------  -----   -----    -------  -----  -----    -------   -----  -----
Total interest-bearing
 liabilities                 642,130  4,748   2.96%    581,536  5,647  3.88%    629,385   9,648  3.07%
Non-interest bearing
 deposits                     12,043                    14,382                   13,309
Other liabilities             11,816                    10,626                   11,990
                             -------                   -------                  -------
Total liabilities            665,989                   606,544                  654,684

Stockholders' equity          61,549                    50,421                   58,813
                             -------                   -------                  -------

Total liabilities and
 stockholders' equity       $727,538                   656,965                  713,497
                             =======                   =======                  =======
Net interest
 income/interest rate
 spread (1)                           5,005   2.50%             5,193  2.85%              9,987  2.54%

Net earning assets/net
 interest margin (2)        $ 72,634          2.80%     62,014         3.23%     70,567          2.85%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                    1.11x                     1.11x                    1.11x

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Average yields and costs for the three and six month periods are annual-ized for presentation purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

GENERAL. For the quarter ended March 31, 2003, earnings per diluted share increased $0.82 to $1.41, from $0.59 for the same period in fiscal 2002. Net income of $4.6 million for the current quarter increased $2.7 million from $1.9 million for the second quarter of fiscal 2002. Net income and earnings per share for the current quarter increased over the previous year primarily due to a recovery of the impairment of a security available for sale previously written off in the fourth quarter of fiscal 1997 of $3.3 million, or $0.83 per diluted share. Additionally, the actions of the Federal Reserve to lower interest rates continues to result in gradually reducing interest income from loans and investments, and the interest cost of both deposits and the borrowed funds of the Company.

INTEREST INCOME. Total interest income decreased $1.1 million, to $9.8 million, for the three months ended March 31, 2003, from the prior year's second quarter. Interest income from loans receivable was $6.7 million for the quarter ended March 31, 2003, down from $7.8 million in the previous year's second quarter. The average balance of loans outstanding decreased to $404.2 million from $433.2 million, comparing the quarters ending March 31, 2003 to March 31, 2002, due primarily to high repayment volume. The average yield on loans decreased 61 basis points to 6.59% from 7.20%, also due to significant refinance activity over the past year.

The average balance of the securities available for sale portfolios, including mortgage-backed securities, increased to $309.1 million for the quarter ended March 31, 2003, from $209.0 million for the same quarter last year. The average yield on the mortgage-backed securities portfolio decreased to 3.75%, from 5.83%, and average yield on securities available for sale and federal funds decreased to 4.90%, from 5.80%, comparing the quarters ended March 31, 2003 to March 31, 2002. Interest income generated from securities for the quarter ended March 31, 2003 was $3.1 million, an increase of $49,000 over the quarter ended March 31, 2002. The Company has been actively managing the loan and investment portfolios in an effort to preserve total interest income in the current interest environment.

INTEREST EXPENSE. Total interest expense for the quarter decreased $0.9 million from $5.6 million the previous quarter ended March 31, 2002 to $4.7 million for the same quarter in 2003. Interest expense on deposits decreased from $3.5 million in the previous year's second quarter, to $2.9 million for the current quarter. The weighted average interest rate on deposit accounts for the quarter ended March 31, 2003, was 2.53%, a decrease of 87 basis points from 3.40% in the prior year's second quarter.

The Company uses FHLB advances as a reasonable cost source of funds for lending and investment opportunities. The average borrowed funds for the quarter ended March 31, 2003 increased to $191.9 million from $165.2 million for the quarter ended March 31, 2002. Interest expense on borrowed funds decreased from $2.1 million the previous year to $1.9 million for the quarter ended March 31, 2003. The average cost of borrowed funds decreased 115 basis points to 3.96% in the second quarter of fiscal 2003, compared to 5.11% in the same period last year.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $94,000 and $110,000 for the quarters ended March 31, 2003 and 2002, respectively. The provision for loan losses reflects management's on-going evaluation of losses on loans and the adequacy of the allowance for loan losses based on all pertinent considerations, including current economic conditions.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events occur. As of March 31, 2003, the allowance for loan losses was $2.0 million. The ratio of total non-performing loans to total loans was 0.54%, and the ratio of the allowance for loan losses to net loans receivable was 0.53% at March 31, 2003.

NON-INTEREST INCOME. Non-interest income increased $3.4 million to $4.2 million for the second quarter of fiscal 2003. Included in fiscal 2003's non-interest income is $3.3 million from the recovery of impairment of a security available for sale. The second quarter of fiscal 2003 also includes gains on sales of loans and investments totaling $501,000, compared to $348,000 in the prior year's second quarter.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2003 decreased $70,000 to $2.7 million compared to $2.8 million in fiscal 2002. Salaries and employee benefits for the current quarter increased $80,000, or 5.1% over the prior year's second quarter, as a result of normal annual salary increases combined with the costs associated with additional personnel and higher group health insurance premiums. Office occupancy and equipment expense decreased $105,000, primarily due to lower equipment depreciation in the current period. Management has continued its efforts to control operating expenses.

INCOME TAXES. Income taxes increased $608,000 for the three months ended March 31, 2003 to $1.7 million, compared to $1.1 million one-year ago. The increase is primarily due to increased net income from the recovery of impairment of a security available for sale. The Company's effective income tax rate decreased to 27.3% for the three months ended March 31, 2003, from 37.3% for the quarter ended March 31, 2002. The lower effective income tax rate in the current quarter was due to the tax effect on the impairment recovery.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

GENERAL. For the first six months of the 2003 fiscal year, earnings per diluted share were $2.00, up $0.80 per share from $1.20 per share for the first six-months of fiscal 2002. Net income for the first six months of fiscal 2003 was $6.5 million, compared with $3.8 million in fiscal 2002. Net income and earnings per share for the first six months of fiscal 2003 increased over the previous year primarily due to a recovery of impairment of a security available for sale previously written off in the fourth quarter of fiscal 1997 of $3.3 million, or $0.83 per diluted share.

INTEREST INCOME. The Company continues to strive to preserve total interest income in the current fiscal year, in spite of the low interest rate environment and continued high loan turnover. Total interest income was $19.6 million for the six months ended March 31, 2003, down $2.6 million or 11.7% from $22.2 million in fiscal 2002.

Income from loans receivable, the chief contributor to interest income, was $13.6 million for the six-months ended March 31, 2003, down 15.1% from the prior year's comparable period. Income from loans receivable fell primarily as a result of a decline in the outstanding average balances to $412.1 million for the six-month period ended March 31, 2003, from $444.1 million one year earlier. High repayments and loan sales that took place in 2002 and continues into 2003 adversely affected both volume and yield. Repayments of loans from the first two quarters of fiscal 2003 totaled $98.8 million, compared to $92.9 million for the same period in fiscal 2002.

The average balance of the securities available for sale portfolios, including mortgage-backed securities increased to $286.2 million for the six-month period ended March 31, 2003, from $203.4 million the same period last fiscal year. Interest generated from mortgage-backed and securities available for sale and federal funds for the six-month period ended March 31, 2003 was $6.0 million, compared to $6.1 million for the six-month period ended March 31, 2002. The Company has been actively managing the loan and investment portfolios in an effort to preserve total interest income in the current interest environment.

INTEREST EXPENSE. Total interest expense for the six months ended March 31, 2003 was $9.6 million, down $2.4 million or 19.6% from $12.0 million for the same period in fiscal 2002.

For the six-months ended March 31, 2003, interest expense on deposits was $5.8 million, down $1.6 million or 21.5% from $7.4 million in fiscal 2002. Average interest-bearing deposits increased $36.3 million, or 9.0%, to $440.4 million for the six-month period in fiscal 2003 compared to $404.1 million in fiscal 2002, however, the weighted average cost of deposits decreased 102 basis points to 2.62% from 3.64% comparing the six months ending March 31, 2003 to March 31, 2002.

Interest expense on borrowed funds declined 16.7% to $3.9 million for the six months ended March 31, 2003, compared with $4.6 million in fiscal 2002. The decline was due to maturing borrowed funds being replaced with funds borrowed at lower rates. The weighted average cost of borrowed funds decreased 102 basis points to 4.09% from 5.11%, comparing the six months ending March 31, 2003 to March 31, 2002.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $188,000 during the first six months of fiscal 2003, compared to a $250,000 provision in fiscal 2002. The adequacy of the loan loss provision is analyzed on a monthly basis. Management considers the changes in the type and volume of the loan portfolio, the specific delinquent loans, the historical loss experience, and the current economic trends, as well as loan growth and other factors deemed appropriate when evaluating the allowance for loan losses. The allowance for loan losses of $2.0 million at March 31, 2003, represents 0.53% of loans receivable, net.

NON-INTEREST INCOME. Non-interest income increased to $4.9 million for the six-month period ended March 31, 2003 from $1.7 million in fiscal 2002. Included in fiscal 2003's non-interest income is $3.3 million from the recovery of impairment of investment securities available for sale. During the first six months of fiscal 2003, the sale of loans and investments produced a $815,000 pre-tax gain, compared with a $961,000 pre-tax gain in the comparable fiscal 2002 period.

NON-INTEREST EXPENSE. Non-interest expense decreased by $240,000, or 4.3%, to $5.3 million for the six months ended March 31, 2003, compared with $5.6 million in the same period in fiscal 2002. The ratio of operating expenses to average assets improved to 1.50% for the six months ended March 31, 2003, compared with 1.68% in 2002. Office occupancy and equipment expense decreased $108,000, primarily due to lower equipment depreciation in the current period. Management has continued its efforts to control operating expenses.

INCOME TAXES. Income taxes increased $533,000 for the six-months ended March 31, 2003 to $2.8 million compared to $2.3 million for the prior year. The Company's effective income tax rate decreased to 30.2% for the six-month period ended March 31, 2003 from 37.4% in the comparable fiscal 2002 period. The lower effective income tax rate in the current year's period was due to the tax effect on the impairment recovery.


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

The OTS model is based only on the Bank's balance sheet. The assets and liabilities at the parent company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Company's most recent interest rate sensitivity of NPV, as of December 31, 2002. We would not expect March 31, 2003's results to differ significantly from December 31, 2002's.


                                                     Net Portfolio Value as a %
                       Net Portfolio Value           of Present Value of Assets
                 ------------------------------      --------------------------
Changes in
  Rates          $ Amount   $ Change   % Change        NPV Ratio       Change
----------       ---------  --------   --------        ---------      ---------

 + 300 bp          39,919     (43,063)    (52)%           5.63%        - 524 bp
 + 200 bp          55,986     (26,997)    (33)%           7.68%        - 319 bp
 + 100 bp          71,932     (11,051)    (13)%           9.61%        - 126 bp
     0 bp          82,983                                10.87%
 - 100 bp          86,068       3,085       4 %          11.17%        +  30 bp
 - 200 bp             --          --       -- %            -- %          --  bp
 - 300 bp             --          --       -- %            -  %          --  bp
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

ITEM 2.    CHANGES IN SECURITIES
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Company held its annual meeting of stockholders on February 12, 2003.

           (b) The directors whose terms of office continued after the annual meeting are as follows:
                                                 For            Against

                Thomas E. Bentel              2,715,266         181,704
                Raymond S. Stolarczyk         2,724,482         172,488

                The directors whose terms of office continued after the annual meeting are as follows:

                Paul J. Bielat
                Richard J. Kasten
                Edward J. Burda
                Patrick J. Flynn

           (c) A brief description of each other matter voted on and the number of votes cast:

                (i) Ratification of Crowe Chizek and Company LLP as independent auditors for the fiscal year ending September 30, 2003.

                      For                Against             Abstain

                  2,888,095               6,175               2,700



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


         99.1   Chief Executive Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2   Chief Financial Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


            (b)  Reports on Form 8-K

                 1. On February 12, 2003.  Fidelity Bancorp, Inc.submitted a script prepared for by Mr. Raymond Stolarczyk at the 2002 annual meeting for stockholders held on February 12, 2003, discussing financial results for the fiscal year ended September 30, 2002, and the first quarter ended December 31, 2002.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Fidelity Bancorp, Inc.



Dated:      May 15, 2003                 /s/  RAYMOND S. STOLARCZYK
                                         -----------------------------
                                         Raymond S. Stolarczyk
                                         Chairman and Chief Executive Officer




Dated:      May 15, 2003                 /s/  ELIZABETH A. DOOLAN
                                         -----------------------------
                                         Elizabeth A. DOOLAN
                                         Sr. V. P. and Chief Financial Officer

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

Date: May 15, 2003

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

Date: May 15, 2003

By: /s/ Elizabeth A. Doolan


       Name:   Elizabeth A. Doolan
       Title:  Senior Vice President and Chief Financial Officer